Form 10QSB
period 2007-06-30
PLAYBOX (US) INC.
filed 2007-09-20
CIK 1365359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

[   ]  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52753

PLAYBOX (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
 (Address of principal executive offices)

+44 (0) 20 7031 1187
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,845,139 shares of common stock as of September 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our PLAYBOX online music application, our ability to successfully market our PLAYBOX online music application, our ability to continue development and upgrades to the PLAYBOX online music application, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the United States Securities and Exchange Commission (the “SEC”) on June 8, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PLAYBOX (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

iii

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited consolidated financial statements of Playbox (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at June 30, 2007 (unaudited) and September 30, 2006 (audited)	F-1

Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006 and for the period from incorporation (August 21, 2003) to June 30, 2007	F-2

Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 and for the period from incorporation (August 21, 2003) to June 30, 2007	F-3

Notes to Consolidated Financial Statements	F-4

PLAYBOX (US) INC.

(Formerly Boyd Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$5,887	$26,433
Accounts receivable	653	1,273
	6,540	27,706
Equipment, net	86	568
	$6,626	$28,274

LIABILITIES
Current
Accounts payable	$79,612	$52,354
Accrued liabilities	22,283	39,089
Due to related parties (Note 2)	166,163	65,018
	268,058	156,461

Loan payable (Note 4)	14,100	-

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 3)
Authorized: 100,000,000 common shares with $0.001 par
value
Issued: 28,845,139 common shares (September 30, 2006 -
28,525,139)	28,845	28,525
Additional paid-in capital	2,906,055	2,826,375
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-

Accumulated comprehensive loss	(10,843)	(6,038)
Deficit accumulated during the development stage	(3,199,589)	(2,977,049)
	(275,532)	(128,187)
	$6,626	$28,274

- See Accompanying Notes –

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$149	$137	$439	$400	$1,360

Direct Costs	-	-	-	-	777

Gross Profit	149	137	439	400	583
General and Administrative
Expenses
Accounting and auditing	16,217	21,170	56,267	33,072	200,128
Bank charges	51	-	496	-	956
Consulting and technical support
(Note 2)	30,059	-	88,884	-	116,685
Depreciation	172	158	552	462	1,871
Development costs	-	15	-	1,066	29,152
Filing fees	57	2,725	2,532	2,725	5,257
Intellectual property	-	-	-	2,500,000	2,500,000
Investor relations	-	-	18,000	-	18,000
Legal	6,154	23,326	24,093	23,326	80,369
Marketing and public relations	-	-	-	-	31,325
Office	530	564	4,190	2,265	13,425
Rent (Note 2)	2,978	2,739	8,783	7,992	35,218
Salaries and wages (Note 2)	99	11,986	11,645	41,611	157,164
Transfer agent	50	-	135	-	2,040
Travel and entertainment	9	179	865	774	3,554
Total General and Administrative
Expenses	56,376	62,862	216,442	2,613,293	3,195,144

Loss from Operations	(56,227)	(62,725)	(216,003)	(2,612,893)	(3,194,561)

Other Income (Expense)
Foreign exchange gain	(7,138)	(99)	(6,558)	(99)	(5,734)
Interest income	13	836	21	730	706

Net Loss	$(63,352)	$(61,988)	$(222,540)	$(2,612,262)	$(3,199,589)

Weighted Average Shares
Outstanding – Basic and Diluted	28,634,150	28,225,139	28,561,476	17,408,380

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.15)

- See Accompanying Notes -

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Nine	For the Nine	August 21,
	Months Ended	Year Ended	2003 to
	June 30,	June 30,	June 30,
	2007	2006	2007
Operating
Net Loss	$(222,540)	$(2,612,262)	$(3,199,589)
Items not involving cash:
Depreciation	552	462	1,871
Shares for consulting services	-	-	6,085
Shares for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	620	(332)	(653)
Accounts payable	27,258	(8,785)	27,036
Accrued liabilities	(16,806)	(20,252)	13,421
Net cash flows used in operations	(210,916)	(141,169)	(651,829)

Investing
Cash acquired on purchase –
Playbox Media Limited	-	162,796	162,796
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	-	162,796	160,909

Financing
Amounts due to related parties	101,145	6	166,163
Loan from related party	-	-	159,064
Loan payable	14,100	-	14,100
Share issuances for cash	80,000	50,000	168,393
Net cash flows from financing activities	195,245	50,006	507,720

Effect of exchange rate changes	(4,875)	(2,688)	(10,913)

Change in Cash	(20,546)	68,945	5,887
Cash - Beginning	26,433	3,027	-
Cash - Ending	$5,887	$71,972	$5,887

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

- See Accompanying Notes -

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

2.	Related Party Balances and Transactions

a)

The amounts due and/or accrued to related parties of $166,163 (September 30, 2006 - $65,018) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $26,750 (September 30, 2006 - $24,998) owing to a corporate shareholder of the Company, $7,757 (September 30, 2006 - $7,249) and $24,047 (September 30, 2006 - $14,045) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $107,609 (September 30, 2006 - $18,726) owing to a company with an officer in common with a corporate shareholder of the Company.

	b)	During the period ended June 30, 2007, the Company paid $10,324 (June 30, 2006 - $37,641) in salary to its managing director.

	c)	During the period ended June 30, 2007, the Company paid $8,783 (June 30, 2006 - $7,992) for rent to a company with directors in common with a corporate shareholder of the Company.

	d)	During the period ended June 30, 2007, the Company paid $107,609 (June 30, 2006 - $Nil) for consulting fees to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

3.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

On May 25, 2007, the Company issued for cash 320,000 units comprised of 320,000 shares at $0.25 and 320,000 share purchase warrants exercisable at $0.50 for two years from date of issuance.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

4.	Loan Payable

During the period, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at June 30, 2007, the loan balance was $14,100.

Subsequent to the period end, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The line of credit is a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

5.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended June 30, 2007.

Overview of Our Business

We were incorporated on April 1, 2005 as Boyd Holdings Inc. under the laws of the State of Nevada. We operate through our wholly-owned subsidiary, PlayBOX Media Limited (“PlayBOX UK”). We changed our name to “PlayBOX (US) Inc.” effective April 12, 2006 to reflect our acquisition of PlayBOX UK and its business. PlayBOX UK was incorporated on August 21, 2003 under the laws of the United Kingdom.

We are the owner of an online music hosting and downloading application targeted at unsigned music acts and small- to medium-sized record labels enabling them to establish their own music downloading or hosting services. The application is offered with a number of supplemental services such as hosting, streaming, e-commerce and digital rights management (DRM) using the latest MP3 and Windows Multimedia technology. We pool these services together to offer our clients a cost-effective and professional platform on which to sell and promote their music products.

Our PlayBOX online music application consists of four dynamic interfaces, namely White Label, Aggregator, Bespoke and Jukebox, that provide an interface between artists and content owners and their listeners via the Internet. The White Label interface provides artists a way to offer their music for sale to listeners via the Internet by enabling them to download individual songs either directly from our website or from the artist’s own website. The Aggregator interface allows small- to medium-sized record labels with a music catalogue of at least 50 tracks who wish to sell their tracks via an online downloading store with e-commerce, tracking, reporting and billing functions built in. The interface can be operated as a stand-alone website, or can be integrated into the client’s existing website. For our Bespoke interface, we hire independent web designers to create specialized interfaces for particular clients with unique needs and requirements quickly and cheaply. Finally, our PlayBOX Jukebox interface provides music listeners with a unique way to listen to their music and to manage their music collections visually on their personal computer. The PlayBOX Jukebox also lets users submit their personal ratings of the music they have stored on the Jukebox, and the Jukebox can even recommend other music that will match the user’s taste.

We have completed the development of the PlayBOX online music application. However, we have only commenced the process of commercializing our technology. While we have achieved initial sales, these sales cannot be viewed as significant in relation to our operating expenses. Accordingly, we are in the development stage of our business. Further, we will require additional financing in order to complete commercialization of our PlayBOX online music application.

We have earned only minimal revenues to date. Our plan of operations, as described below, is to generate revenues from the sales of one or more of the interfaces comprising our online music application.

Our principal executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1187 and our fax number is +44(0)20 7031 1199.

Plan Of Operations

Our plan of operations is to commercialize and generate revenues from our PlayBOX online music application. We have targeted unsigned music acts and small- to medium-sized record labels as the potential customer base for the PlayBOX music application. The PlayBOX music application is able to provide artists and content owners with a range of services which incorporate the latest MP3 and Windows Multimedia music formats. We also offer a number of services to supplement these interfaces such as hosting, streaming, e-commerce and digital rights management (DRM). We pool these services together to offer potential customers a cost-effective and professional platform on which to sell and promote their music products.

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and budgets specified:

1.

We plan to carry out sales and marketing of our PlayBOX online music service with the objective of securing sales of our White Label interface to music artists and our Aggregator interface to record labels. Our Bespoke interfaces will be targeted predominantly towards companies involved in the music industry. We plan to undertake a number of marketing and promotional campaigns over the next 12 months with the objective of establishing sales momentum. We estimate $7,000 per month will be spent on our proposed marketing campaigns and promotions in that 12-month period, for anticipated total annual expenditures of $84,000.

2.

We anticipate spending approximately $10,000 over the next 12 months to various third parties to run our PlayBOX service. These parties’ elements are: (i) dedicated server through Open Hosting Ltd., (ii) ePDQ payment interface, provided by Barclaycard UK, (iii) Digital Rights Management Interface, provided by IFDNRG Ltd., (iv) the administration of these elements in the PlayBOX system.

3.	We anticipate spending approximately $17,000 over the next twelve months in continuing the upgrading, development and design of our PlayBOX system.

4.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and hosting services and general office expenses.

5.

We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

These planned expenditures total $175,000 over the next twelve months.

We had cash of $5,887 and working capital deficit of $261,518 as at June 30, 2007. We anticipate that our planned expenditures over the next twelve months in the amount of $175,000 will exceed our cash reserves and working capital. As a result, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate based on our current cash and working capital deficit and our planned expenses that we will not be able to fund our operations beyond the next few months without additional financing. We anticipate that we will require financing in the amount of approximately $450,000 in order to carry out our plan of operations for the next twelve months.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. We believe that debt financing will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing.

We have not entered into any financing agreements and we cannot provide investors with any assurance that any financing we obtain will be sufficient to fund our plan of operations. At this time, all potential investors and all discussions are taking place outside of the United States. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. In the absence of such financing, we may not be able to continue our plan of operations beyond the next few months and our business plan will fail. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations and our business activities.

Presentation Of Financial Information

Effective March 24, 2006, we acquired 100% of the issued and outstanding shares of PlayBOX UK by issuing 12,000,000 shares of our common stock. Notwithstanding its legal form, our acquisition of PlayBOX UK has been accounted for as a reverse acquisition, since the acquisition resulted in the former shareholders of PlayBOX UK owning the majority of our issued and outstanding shares. Because Boyd Holdings Inc. (now PlayBOX (US) Inc.) was a newly incorporated company with nominal net non-monetary assets, the acquisition has been accounted for as an issuance of stock by PlayBOX UK accompanied by a recapitalization. Under the rules governing reverse acquisition accounting, the results of operations of PlayBOX (US) Inc. are included in our consolidated financial statements effective March 24, 2006. Our date of inception is the date of inception of PlayBOX UK, being August 21, 2003, and our financial statements are presented with reference to the date of inception of PlayBOX UK. Financial information relating to periods prior to March 24, 2006 is that of PlayBOX UK.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue from sales of our IRMA devices when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Foreign Currency Translations

Our functional currency is pounds sterling (“£”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Results Of Operations – Three and Nine months ended June 30, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and 2005, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Sales	$149	$137	$439	$400	$1,360

Direct Costs	-	-	-	-	777

Gross Profit	149	137	439	400	583

General and Administrative Expenses
Accounting and auditing	16,217	21,170	56,267	33,072	200,128
Bank charges	51	-	496	-	956
Consulting and technical support	30,059	-	88,884	-	116,685
Depreciation	172	158	552	462	1,871
Development costs	-	15	-	1,066	29,152
Filing fees	57	2,725	2,532	2,725	5,257
Intellectual property	-	-	-	2,500,000	2,500,000
Investor relations	-	-	18,000	-	18,000
Legal	6,154	23,326	24,093	23,326	80,369
Marketing and public relations	-	-	-	-	31,325
Office	530	564	4,190	2,265	13,425
Rent	2,978	2,739	8,783	7,992	35,218
Salaries and wages	99	11,986	11,645	41,611	157,164
Transfer agent	50	-	135	-	2,040
Travel and entertainment	9	179	865	774	3,554
Total General and Administrative
Expenses	56,376	62,862	216,442	2,613,293	3,195,144

Loss from Operations	(56,227)	(62,725)	(216,003)	(2,612,893)	(3,194,561)

Other Income (Expense)
Foreign exchange gain	(7,138)	(99)	(6,558)	(99)	(5,734)
Interest income	13	836	21	730	706

Net Loss	$(63,352)	$(61,988)	$(222,540)	$(2,612,262)	$(3,199,589)

Key factors affecting our results of operations are discussed as follows:

Revenue

We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further sales in fiscal 2006. Our initial sales have been attributable to sales of web hosting services that we provide to The Little Bazaar, which is our initial and only current paying customer. Our sale continue to be insignificant in terms of our overall operating expenses. We have generated $439 in sales during the first nine months of fiscal 2007 compared to $400 during the first nine months of fiscal 2006.

Our costs of sales are primarily comprised of costs to our network service provider that provides us with the network services that we require in order to enable us to provide web hosting services to customers.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses increased to $56,267 during the first nine months of fiscal 2007 as compared to $33,072 during the first nine months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC.

Consulting and Technical Support

Our consulting and technical support expenses increased to $88,884 during the first nine months of fiscal 2007 compared to $nil during the first nine months of fiscal 2006, as a result of a consulting services agreement we entered into with DeBondo Capital Limited on August 1, 2006.

Intellectual Property

We did not incur any expenses on any intellectual property during the first nine months of fiscal 2007. We have determined that the carrying amount of the PlayBOX intellectual property was not recoverable and impaired in accordance with paragraph 34 of SOP 98-1 and FASB 144. As a result, we have written-off the cost to us of $2,500,000 when we acquired the PlayBOX intellectual property on March 31, 2006.

Legal

Our legal expenses to date have been attributable to expenses related to our organization and the preparation and filing of a registration statement with the SEC. Our legal expenses increased slightly to $24,093 during the first nine months of fiscal 2007 as compared to $23,326 during the first nine months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Office and Miscellaneous

Office expenses are comprised of general office and administrative expenses not covered under our agreement with Azuracle. These expenses increased to $4,190 during the first nine months of fiscal 2007 as compared to $2,265 during the first nine months of fiscal 2006 due to an increase in expenses related to telephone long distance and computer supplies.

Rent

Rent expense was attributable to amounts paid on account of our rent of shared office premises in London, England. We originally paid these amounts to Outlander Management until we replaced our agreement with Outlander Management with our agreement with Azuracle on July 1, 2005. Our rent expense increased slightly to $8,783 during the first nine months of fiscal 2007 as compared to $7,992 during the first nine months of fiscal 2006. The minor increase resulted from an increase in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and benefits are primarily comprised of salary paid to Robert Burden, our sole executive officer and employee. Our salaries and benefits decreased to $11,645 during the first nine months of fiscal 2007 as compared to $41,611 during the first nine months of fiscal 2006 because Mr. Burden agreed to lower his monthly salary effective July 1, 2006. We did not issue any shares associated with salaries or benefits during the first nine months of fiscal 2007 and fiscal 2006.

Loss from Operations

Our loss from operations decreased significantly to $216,003 during the first nine months of fiscal 2007 as compared to $2,612,893 during the first nine months of fiscal 2006, primarily due to our write-off of the $2,500,000 cost of our acquisition of the PlayBOX intellectual property on March 31, 2006.

Liquidity and Capital Resources

As at June 30, 2007, we had cash of $5,887 and a working capital deficit of $261,518 and as at September 30, 2006, we had cash of $26,433 and a working capital deficit of $128,755.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $175,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $440,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $210,916 in operating activities during the first nine months ended June 30, 2007, $141,169 during the first nine months of fiscal 2006. Since inception, we have used cash of $651,829 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine months of fiscal 2007 or during the first nine months of fiscal 2006. We acquired cash of $162,796 during the first nine months of fiscal 2006 as a result of our acquisition of PlayBOX UK.

Cash from Financing Activities

We generated cash of $195,245 from financing activities during the first nine months of fiscal 2007 compared to cash of $50,006 generated from financing activities during the first nine months of fiscal 2006.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We believe that debt financing will not be an alternative for funding of our planned activities because we do not have tangible assets to secure any debt financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Burden. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2007.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sales of securities without registration under the Securities Act of 1933 during the three months ended June 30, 2007:

  On May 25, 2007, we completed a financing with one investor in the amount of $80,000 through the sale of 320,000 units at $0.25 per unit, with each unit consisting of one share of our common stock and one share purchase warrant exercisable to acquire one share of our common stock at a price of $0.50 per share, expiring on May 25, 2009. This sale was completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. No commissions were paid in connection with this private placement. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No registration rights were granted to the purchaser.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2007.

Item 5.                Other Information

None

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Amendment to Articles of Incorporation

3.3(1)	By-Laws

10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.2(1)	Letter Agreement between PlayBOX UK and Robert Burden regarding appointment of Robert Burden as Managing Director of PlayBOX UK dated effective April 13, 2004

10.3(1)	Employment Agreement between PlayBOX UK and Robert Burden dated effective May 1, 2004

10.4(1)	Service Agreement dated August 4, 2004 between PlayBOX UK and Outlander Management

Exhibit
Number	Description of Exhibit

10.5(1)	Loan Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc.

10.6(1)	Debenture Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc. evidencing the indebtedness of PlayBOX UK under the Loan Agreement

10.7(1)	Debt Settlement Agreement dated April 28, 2005 between PlayBOX UK and PlayBOX Inc.

10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Boyd Holdings Inc., PlayBOX UK and the stockholders of PlayBOX UK

10.9(1)	Closing Agreement dated March 24, 2006 amongst PlayBOX (US) Inc. and PlayBOX UK and the shareholders of PlayBOX UK

10.10(1)	Asset Purchase Agreement dated March 31, 2006 between PlayBOX (US) Inc. and PlayBOX Inc.

10.11(1)	Termination and Release Agreement dated March 31, 2006 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC

10.12(1)	Subscription agreement between the Company and Annette Cocker dated April 8, 2005 relating to the Company's private offering of 500,000 shares

10.13(1)	Form of subscription agreement relating to our May 31, 2005 private offering of securities.

10.14(1)	Form of subscription agreement relating to our August 31, 2005 private offering of securities.

10.15(1)	Regulation S Debt Conversion Agreement dated March 31, 2006 between the Company and Hillside Investment Corporation.

10.16(2)	Form of subscription agreement relating to our July 14, 2006 private offering of securities.

10.17(3)	Service Agreement dated July 1, 2005 between PlayBOX UK and Azuracle Limited

10.18(3)	Letter Agreement dated December 28, 2006 between PlayBOX UK and Robert Burden

10.19(3)	Consulting Services Agreement dated August 1, 2006 between PlayBOX (US) Inc. and DeBondo Capital Limited

10.20(4)	Form of subscription agreement relating to our May 25, 2007 private offering of securities.

31.1(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(5)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2006.

(2)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on October 10, 2006.

(3)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 3) filed with the Securities and Exchange Commission on January 18, 2007.

(4)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 6) filed with the Securities and Exchange Commission on July 12, 2007.

(5)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

By:       /s/ Robert Burden
            ________________________________
            Robert Burden
            Chief Executive Officer and Chief Financial Officer

            Date: September 18, 2007