Form 10KSB
period 2007-09-30
PLAYBOX (US) INC.
filed 2008-01-15
CIK 1365359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File Number: 000-52753

PLAYBOX (US) INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3.19, 130 Shaftesbury Avenue, London,
England	WID 5EU
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +44 (0) 20 7031 1187

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes[ X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ X] No[ ]

State issuer’s revenues for its most recent fiscal year. $443.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act.) $15,084,201 as at December 20, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,845,139 shares of common stock as of January 11, 2008.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[ X]

PLAYBOX (US) INC.

Annual report On Form 10-KSB
For The Year Ended
September 30, 2007

INDEX

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our PlayBOX online music application, our ability to successfully market our PlayBOX online music application, our ability to continue development and upgrades to the PlayBOX software and technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on June 8, 2006, as amended, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

-ii-

PART I

Item 1.	Description of Business

Overview

PlayBOX (US) Inc. (“we” or the “Company”) was incorporated on April 1, 2005 as Boyd Holdings Inc. under the laws of the State of Nevada. We operate through our wholly-owned subsidiary, PlayBOX Media Limited (“PlayBOX UK”). We changed our name to “PlayBOX (US) Inc.” effective April 12, 2006 to reflect our acquisition of PlayBOX UK and its business. PlayBOX UK was incorporated on August 21, 2003 under the laws of the United Kingdom.

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

We have completed the development of the PlayBOX online music application. However, we have only commenced the process of commercializing our technology and we have had very minimal sales to date. While we have achieved initial sales, these sales cannot be viewed as significant in relation to our operating expenses. Accordingly, we are in the early development stage of our business. Further, we will require additional financing in order to complete commercialization of our PlayBOX online music application. As a result of our limited financing, our operations during the past year have been scaled back to reflect our limited financial resources. Accordingly, we have not advanced our business to the extent that we had planned during the past year. We have recently brought in a director of business strategy, Mr. Harry Maloney, to assist us in securing additional clients and advancing our business operations.

We have earned only minimal revenues to date. Our plan of operations, as described below, is to generate revenues from the sales of one or more of the interfaces comprising our online music application. Our ability to pursue our plan of operations has been limited during the past year and will be limited during the coming year to the extent that we have not had and will not have sufficient funds with which to pursue our plan of operations.

Our principal executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1187 and our fax number is +44(0)20 7031 1199.

Our Corporate Organization

We were incorporated on April 1, 2005 as Boyd Holdings Inc. under the laws of the State of Nevada. On the date of our incorporation, we appointed Annette Cocker, our initial founder, as our President, Secretary, Treasurer and sole director. Ms. Cocker incorporated Boyd Holdings Inc. for the purpose of creating a corporate entity to enter into a letter of intent to acquire all of the issued and outstanding shares of PlayBOX UK and to pursue the necessary financing to complete that acquisition.

On April 18, 2005, we entered into a letter of intent with PlayBOX UK that contemplated our acquisition of PlayBOX UK subject to certain conditions, including our raising a minimum of $200,000. The minimum financing condition was imposed by the shareholders of PlayBOX UK in order to ensure that we would have working capital necessary to fund our initial acquisition and organizational expenses and to provide for additional funds for PlayBOX UK’s business.

We entered into a definitive share exchange agreement with PlayBOX UK and the shareholders of PlayBOX UK, including Mr. Robert Burden (currently our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director) on May 23, 2005. The share exchange agreement originally contemplated a closing date of June 30, 2005. The closing date was extended by agreement in order to provide PlayBOX UK with more time to obtain necessary corporate approvals and to provide us with more time to raise the required financing.

We completed an initial issuance of 500,000 shares of our common stock at a price of $0.001 per share on April 8, 2005. In furtherance of our $200,000 financing requirement, we completed a private placement of 4,500,000 shares of our common stock at a price of $0.01 per share for proceeds of $45,000 on May 31, 2005. On March 24, 2006, we completed a private placement of 705,139 shares of our common stock at a price of $0.05 per share for a total proceeds of $35,256.95. These share issuances aggregating 5,705,139 are aggregated on our financial statements on one line and shown as the shares issued upon the acquisition of Playbox Media Limited. Because of the application of reverse acquisition accounting rules, the dollar amount that relates to this share capital became the net liabilities of Playbox Media Limited under reverse acquisition accounting rules in the amount of $28,833. On March 24, 2006, we executed a promissory note in connection with a $130,000 loan from Hillside Investment Corporation, completing our $200,000 financing requirement.

We acquired all of the issued and outstanding shares of PlayBOX UK pursuant to the share exchange agreement on March 24, 2006 in consideration of our issuance of an aggregate of 12,000,000 shares of our common stock to the shareholders of PlayBOX UK. Upon the completion of this share exchange transaction, Mr. Burden was issued 1,410,072 shares of our common stock in exchange for his shares in PlayBOX UK. PlayBOX Inc., one of the founding shareholders of PlayBOX UK, was issued 9,956,835 shares of our common stock, making it our largest shareholder. Outlander Management Ltd. (“Outlander Management”), a private corporation that was PlayBOX UK’s other founding shareholder and that provided administrative services to PlayBOX UK, was issued 575,546 shares of our common stock. Outlander Management, PlayBOX Inc. and Mr. Burden were each involved in the negotiation of the share exchange agreement as shareholders of PlayBOX UK. Concurrent with closing, Mr. Burden, PlayBOX UK’s managing director, was appointed as our sole officer and director to replace Ms. Cocker.

Pursuant to an asset purchase agreement between us and PlayBOX Inc., we acquired the intellectual property rights to the PlayBOX online music application on March 31, 2006, in exchange for 10,000,000 shares of our common stock. Concurrent with the completion of this acquisition, PlayBOX Inc. transferred these 10,000,000 shares to The Keydata Technology Partnership 1 LLP as part of its arrangement to re-acquire the online music application from The Keydata Technology Partnership 1 LLP. These intellectual property rights were originally acquired by the Keydata Technology Partnership 1 LLP in October 2003. We could not complete the acquisition of intellectual property assets directly from the Keydata Technology Partnership 1 LLP due to the fact that the Keydata Technology Partnership 1 LLP originally held the intellectual property assets subject to a security interest in favour of a creditor.

PlayBOX Inc. was able to structure a transaction whereby it was able to acquire the intellectual property and arrange for the discharge of the security interest held by the creditor. This transaction structure required that Keydata Technology Partnership 1 LLP incorporate a wholly owned subsidiary and that the intellectual property be assigned to the wholly owned subsidiary. Keydata Technology Partnership 1 LLP and PlayBOX Inc. then entered into a share exchange agreement whereby PlayBOX Inc. acquired all of the shares of the wholly owned subsidiary. As part of this acquisition, the security interest held by the creditor against the intellectual property was discharged. PlayBOX Inc. was then able to sell the intellectual property assets free and clear of any security interest to us. We were not party to the share exchange agreement between Keydata Technology Partnership 1 LLP and PlayBOX Inc. These shares were transferred pursuant to Rule 903 of Regulation S of the Securities Act of 1933.

Ms. Cocker, Mr. Burden, Outlander Management and PlayBOX Inc. are considered promoters of our company, having taken the initiative in organizing our current business.

Recent Corporate Developments

Prospective Acquisition of Delta Leisure Group Plc

We have entered into a letter of intent (the “Letter of Intent”) dated December 14, 2007 for the proposed acquisition of 100% of the issued capital of U.K based Delta Leisure Group Plc ("Delta") an established distributor of an extensive catalogue of major music CD's, DVD's and video's throughout the UK and Europe. This Letter of Intent is between the Company and the shareholders of Delta and summarizes the basis on which the parties are prepared to negotiate with a view to entering into a binding definitive agreement for the completion of the acquisition (the “Definitive Agreement”). Neither party will be bound to complete the acquisition until such time as the Definitive Agreement has been negotiated and executed among the parties. The Letter of Intent does not create any binding contracts, agreements or obligations other than expressly provided therein.

Pursuant to the terms of the Letter of Intent, it is contemplated that we will acquire 100% of the issued capital of Delta for a combination of cash and stock. The completion of the transaction is subject to, inter alia, completion of satisfactory due diligence by us; the execution of a formal share purchase agreement; the receipt of all necessary approvals; and the completion by the us of a minimum of $7m of debt or equity financing, which funds will be used to pay the cash component of the acquisition and provide working capital to allow us to execute on our business plan.

Delta, whose registered office is in Orpington, UK, holds 75% of the shares in Delta Music Limited. Delta Music Limited, has two subsidiaries: Delta Home Entertainment Ltd., and Delta Music Merchandising Ltd. Since its inception in 1993, the Delta group of companies (the "Group") has become one of the most recognized manufacturers and distributors of entertainment products in the UK with client distribution outlets including Universal, Asda, Tesco, Aldi, Sit-Up TV, TK Maxx, Toys-R-Us and Sainsbury's. In addition, Delta Music Limited was an early mover in the growing on-line digital download industry.

There is no assurance that any definitive acquisition agreement will be entered into. Further, there is no assurance that we will be able to raise the financing necessary to enable it to complete the acquisition, even if a definitive acquisition agreement is entered into.

Harry C. Maloney

On December 14, 2007, we appointed Mr. Henry (Harry) C. Maloney as a member of our board of directors. Concurrent with Mr. Maloney’s appointment as our director, we entered into an Executive Employment Agreement with Mr. Maloney whereby Mr. Maloney was appointed as our Director of Business Strategy. A copy of the Executive Employment Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 20, 2007.

Corporate Organization Of PlayBOX UK

Incorporation

PlayBOX UK was incorporated in the United Kingdom on August 21, 2003. The founding shareholders of PlayBOX UK were PlayBOX Inc. and Outlander Management. PlayBOX Inc. is a private corporation incorporated in the Republic of Seychelles that is now our principal shareholder. Outlander Management is a private corporation that is now one of our shareholders.

Ownership of the PlayBOX Application

The PlayBOX online music application was originally developed by Just/Kidde APS, a company based in Sweden. The rights to the PlayBOX application were subsequently acquired by PlayBOX Inc. Subsequent to this acquisition, PlayBOX Inc. granted licenses to four entities to exploit the PlayBOX application on September 12, 2003, with each entity acquiring rights to a different territory. These four entities were HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC (Timothy M. Cocker, Director of MIR Technologies LLC, is the husband of Annette Cocker, our original shareholder). These four licensees subsequently entered into an agency exploitation agreement with PlayBOX UK, as described below, on March 30, 2004. These license agreements were terminated on March 31, 2006 upon our acquisition of the PlayBOX online music application as described below.

Subsequent to the grants of the licenses, PlayBOX Inc. sold its rights in the PlayBOX application to The Keydata Technology Partnership 1 LLP, a limited liability partnership that is not a related party to PlayBOX Inc., pursuant to a sales and purchase agreement on October 13, 2003. PlayBOX Inc. reacquired the rights to the PlayBOX application from The Keydata Technology Partnership 1 LLP on March 31, 2006 and subsequently sold these rights to us in a concurrent transaction, as described below. The Keydata Technology Partnership 1 LLP became one of our principal shareholders as a result of the completion of these transactions. See “Acquisition of the PlayBOX Application” below.

License and Agency Exploitation Agreements

PlayBOX UK entered into an agency exploitation agreement on March 30, 2004 with the four entities that had each acquired license rights to the PlayBOX application from PlayBOX Inc. Under the agency exploitation agreement, PlayBOX UK was appointed as the agent of the four licensees for the purpose of undertaking the commercial exploitation of the license rights to the PlayBOX online music application. PlayBOX UK was obligated to carry out the commercial exploitation of the PlayBOX application and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. In exchange for undertaking these duties, the licensees agreed to pay to PlayBOX UK an amount equal to 25% of the gross income derived from the exploitation of those license rights. The agency exploitation agreement was terminated on March 31, 2006 concurrently with our acquisition of the PlayBOX application from PlayBOX Inc., as described below. PlayBOX UK did not realize any gross income from the exploitation of the PlayBOX application or earn any payments during the term of the agency exploitation agreement.

Acquisition Of The PlayBOX Application

We purchased the intellectual property rights to the PlayBOX application from PlayBOX Inc. on March 31, 2006 pursuant to an intellectual property asset purchase agreement between us and PlayBOX Inc. dated March 31, 2006. This acquisition followed the concurrent re-acquisition of the PlayBOX application by PlayBOX Inc. from The Keydata Technology Partnership 1 LLP. We issued 10,000,000 shares of our common stock to PlayBOX Inc. in consideration of the transfer to us of the intellectual property rights to the PlayBOX application. PlayBOX Inc. in turn transferred these 10,000,000 shares of our common stock to The Keydata Technology Partnership 1 LLP in connection with its concurrent acquisition of the intellectual property rights to the PlayBOX application from The Keydata Technology Partnership 1 LLP. This transfer was completed in accordance with Rule 903 of Regulation S of the Securities Act of 1933, as amended. The Keydata Technology Partnership 1 LLP became one of our principal shareholders as a result of the completion of these transactions.

Initial Financing Of PlayBOX UK

PlayBOX UK’s initial corporate activities were funded by PlayBOX Inc. PlayBOX UK entered into a loan agreement dated October 4, 2003 with PlayBOX Inc. whereby PlayBOX Inc. agreed to extend a secured loan facility to PlayBOX UK in the maximum amount of £150,000 ($303,000, based on the foreign exchange rate on July 10, 2007 of $2.02:£1.00) . As at April 28, 2005, PlayBOX UK’s outstanding debt to PlayBOX Inc. under the secured loan facility was $159,065. PlayBOX UK and PlayBOX Inc. entered into a debt settlement agreement on April 28, 2005 whereby the outstanding debt was settled by the issuance to PlayBOX Inc. of 1,075,000 Ordinary A shares in the capital of PlayBOX UK at a deemed value of £0.0837 per share. PlayBOX Inc. subsequently exchanged these shares for 6,187,050 shares of our common stock upon completion of the share exchange agreement on March 24, 2006.

Outlander Management Contract

Outlander Management entered into a services agreement with PlayBOX UK on August 4, 2004 whereby Outlander Management agreed to provide rent, administrative, legal administration, financial services and marketing and sales support and advice to PlayBOX UK. The purpose of the services agreement was to enable PlayBOX UK to obtain administrative and related services that would enable PlayBOX UK to pursue its business without incurring all of these costs directly. The administrative services included the use of shared office space. Legal administration services included maintaining PlayBOX UK’s registered office, providing the services of a company secretary and making statutory filings. Financial services include bookkeeping and maintaining management accounts and statutory accounts. PlayBOX UK paid to Outlander Management an amount equal to £2,350 per month ($4,747 per month based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) in consideration for the provision of these services.

The Outlander Management contract was terminated on June 30, 2005, at which time we entered into a new management contract with Azuracle Limited (“Azuracle”), as described below.

Azuracle Management Contract

We entered into a management contract with Azuracle on July 1, 2005 concurrent with the termination of the Outlander Management service agreement described above. Under the Azuracle management contract, Azuracle provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services. Presently, Azuracle is charging us a monthly management fee of £500 per month ($1,010 per month based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) . Additional legal administration, financial, marketing and sales, meeting room, stationary and information technology support services are to be provided by Azuracle upon our request, at agreed upon rates.

PlayBOX Online Music Application

The PlayBOX music application offers a combination of dynamic web-based interfaces that allow unsigned music artists and small- to medium-sized record labels to sell their music and related products online, either from our website or through their website should they have one. Our online solution also provides a complete range of supplemental services such as hosting, streaming, e-commerce and digital rights management, thus enabling us to offer a full service solution to potential customers. We integrate these services to offer a cost-effective and professional platform for the promotion and sales of their music catalogues.

Interfaces

We offer four different specialised web-based interfaces that are based on our PlayBOX music application, each of which can be visually tailored to each client’s specifications. The interfaces can be linked to the client’s own website or hosted on our own servers. The following is a breakdown of the interfaces we offer.

White Label Interface

Our White Label interface is targeted towards unsigned artists looking for a simple and cost-effective way to:

  Establish an online presence with little technical knowledge, enabling the client to upload their own content, personalise their interface and use real time tracking and download information provided by the PlayBOX application

  Stream their songs to listeners, either by a 30-second sample stream or a full stream of the song at either high or low speed to enable users to play all or part of a song with any type of Internet connection

  Offer users a free promotional download of their music

  Sell their songs online, including billing and e-commerce support for secure payments using debit and credit cards

  Build their fan base by interacting by e-mail directly with listeners who set up a personal account page on our website allowing an artist to provide interested listeners with information on upcoming events and news releases

Pricing of the White Label interface depends on the number of tracks uploaded by the client and the functionality required of the interface. For example, if the client intends to use the interface only for marketing and not sales, e-commerce support services will not be required.

Aggregator Interface

Smaller record labels wishing to promote their artists and make their music catalogues available for purchase or streaming online frequently do not have the resources available in-house to set-up and manage their own web site. The PlayBOX Aggregator interface allows such potential clients to create and manage an interactive online download store for music catalogues of between 50 and 1,000 songs, complete with e-commerce, tracking, reporting and billing functions. The Aggregator interface is image-driven and offers music fans the opportunity to visually search through each client’s music catalogues by artist, track or album image in addition to a regular search function.

The Aggregator interface can be integrated into either the client’s website or work as a complete stand-alone website served up to the client’s specified domain name. Independent web designers that we hire on a project-by-project basis can work with the client to create a visually appealing environment for their interface that enhances the client’s current marketing, complete with advertising, promotions and links to other websites. This customized environment is then integrated with PlayBOX’s back-end services (such as e-commerce and digital rights management) to create a seamless online marketing and sales tool which the client is free to manage as they choose. PlayBOX also offers management services for this interface should the client choose not to manage their site themselves.

Additional features of the Aggregator interface are:

  A secure payment facility allowing users to purchase downloadable versions of music tracks

  The ability to capture user details through membership opt-in, allowing the aggregator to create a database of users and giving the user their own account page

  The ability to offer a sample of the artist’s track as a ringtone for users to download to their mobile phones

  An artist-only area where artists can interact with each other and upload their latest demo/promo for their peers to comment on

  An online forum where registered users can interact

Pricing of the Aggregator interface is quoted on a per client basis in relation to the number of hours of development time required to satisfy each client’s particular needs.

Bespoke Interfaces

Independent website developers and designers that we hire on a project-by-project basis can create an interface to handle a range of specialized client requests. For example, PlayBOX recently created an interface for a music upload competition sponsored by one of its clients, The Little Bazaar. This interface allows registered music artists to upload their latest songs to the interface once per month. Downloaded songs are tracked by the interface and listed on a “Top 20” chart. The artists with the most downloaded tracks during that month become eligible to win a number of prizes sponsored by The Little Bazaar and PlayBOX. Each winner’s songs are displayed on the website, and users have the option to listen or download the songs. Winners from previous months are listed in a winners archive.

The Little Bazaar music upload competition is one example of the flexibility and functionality that our Bespoke interface can provide. The Little Bazaar is our only Bespoke interface to date, but other possible Bespoke interfaces include comprehensive chart listings, hard copy music or video sales, and websites incorporating elements from our White Label and Aggregator interfaces.

Music Jukebox Interface

The PlayBOX Music Jukebox interface is a free service which allows users to both listen to music and manage their personal computer music collections online in an image-driven environment, rather than a text-based one as most are. This feature will be of particular interest to users with a large music collection, and will allow them to organize and find the music they want in their own collections much more easily than with traditional means. Users can also rate the individual songs and albums in their collections, and the interface uses this information to recommend music from PlayBOX’s artist clients that might match the user’s tastes, based on the music in their own collection. The PlayBOX Music Jukebox also lets users transfer their music to and from portable devices which can play MP3 or other similar music files, and can stream the music directly to such portable devices. This interface acts as an integrated service with our other interfaces, which we believe will encourage use of our website and increase traffic.

Services

PlayBOX offers a number of services that work in conjunction with our interfaces and enhance their value to our clients. Clients can send us their content on compact disk in a raw format (such as WAV), which we then process into Windows Media files, which are smaller and more easily downloaded by users from the Internet. These files are then stored on our server and supplied to consumers. A detailed discussion of these services follows.

Hosting and bandwidth

The music files which artists wish to sell to users of PlayBOX are stored or “hosted” on our server, which we lease from Open Hosting Ltd., a dedicated server service. A single song usually requires about 7MB of storage space. With our server, we provide “bandwidth” which enables users to download files over the Internet. PlayBOX runs a Linux server, having 1,000 GB of bandwidth per month, out of Open Hosting’s facility in London UK. Open Hosting provides 24-hour support and duplicate servers to guarantee 99.9% up-time. Although Open Hosting guarantees 99.9% up-time, there can be no assurance that unforeseen events will not interrupt our services. Current pricing for our hosting and bandwidth services is as follows:

Pckg	Disk Space	Bandwidth	Cost per month
A	100 MB	2 GB	£25.00
B	300 MB	5 GB	£40.00
C	500 MB	7 GB	£60.00
D	1 GB	20 GB	£120.00
E	2 GB	40 GB	£180.00
F	5 GB	100 GB	£350.00
G	10 GB	200 GB	£600.00
H	20 GB	400 GB	£1000.00
I	100 GB	800 GB	£1700.00

These prices are subject to change by us.

Ripping and Encoding

PlayBOX can encode audio for use on our website from a variety of source material, including compact discs and WAV format into MP3, Windows Media files or Advanced Audio Coding (AAC or MP4) file formats. PlayBOX uses the latest audio file compression technology to ensure the quality of the original music content is kept intact after compression.

Sound quality of audio files is typically measured in kilobytes per second (kbps), which measures the amount of data transferred per second of time. The higher the kbps, the faster the data is transferred and the better the file will sound when it is played (192 kbps is considered CD-quality).

Our typical Bit Rates for streaming are:

  30 Second Sample: 64kbps – 220kbps

  Full length track stream: 64kbps – 220kbps

  Free Download: 64kbps – 220kbps

  Paid-for Download – 220kbps+

Digital Rights Management

Digital rights management (DRM) is a system for protecting the copyrights of data (including music) circulated via the Internet or other digital media by enabling secure distribution and/or disabling illegal distribution of the data. Typically, a DRM system protects intellectual property by either encrypting the data so that it can only be accessed by authorized users or preventing the data from being freely distributed.

PlayBOX uses Microsoft Windows Media® DRM, a proven platform to protect and securely deliver content for playback on a computer, portable music device or network device. The platform is flexible enough to be used to download single tracks or entire albums. The current version of Windows Media DRM enables additional scenarios, such as downloads to multiple music storage devices and multiple burning or recording of the same song. This promises to provide consumers with an even greater access to protected audio and video content.

eCommerce

PlayBOX utilizes Barclaycard’s Merchant Services’ proprietary “ePDQ System” to process its secure online payments. Barclaycard’s payment handling process is widely recognized in the UK. Once a PlayBOX user has chosen one or more songs or products from our website that they wish to purchase, they are directed to the Barclaycard’s “ePDQ” Cardholder Payment Interface (or “CPI”), a secure payment environment, where the user can pay for their purchases either by debit card or major credit card. Once the user has completed the ePDQ CPI transaction, they are returned to the PlayBOX website and the user is emailed a password and Internet link to where they can download the track or album.

Tracking and Billing

This value-added service allows PlayBOX clients to gain a much better understanding of their fan base. Each PlayBOX user’s movements through the different PlayBOX interfaces is logged, and this information, along with other data including their collective purchases and where they are logging in from, is made available to our clients in real time. In conjunction with this service, PlayBOX provides a monthly report to clients who use this service. This report provides a breakdown of usage and sales figures.

Pricing and Revenue Sources

The prices that we plan to charge our clients for configuration and installation of our PlayBOX interfaces will be based on the number of artist or aggregator templates configured and the number of tracks uploaded to the interface. In addition to these initial fees, we plan to charge monthly hosting fees quoted based on the amount of hard drive space on our server each customer required. Exact prices vary according to the size of the client. Prices for configuration and installation of Bespoke interfaces vary according to the time and resources required.

Our services will be bundled and sold in packages with our interfaces. These packages are differentiated solely in the type of audio streaming offered. Packages are priced per track uploaded or made available for purchase on the application by the customer.

Once a client is properly registered and their tracks uploaded onto the PlayBOX application, we plan to charge a 15% commission on total revenues earned from sales of those tracks in each month in which these revenues exceed £1,000. We will collect these fees directly from our Barclaycard Online Merchant Account at the end of each month before transferring all net revenues to the customer directly to their account. Along with monthly net revenues, we will provide a comprehensive tracking and billing report which gives the customer a breakdown of the month’s transactions and the revenues earned.

Development Of PlayBOX Application

Development Work Completed by Us

On March 30, 2004, PlayBOX UK entered into an agency exploitation agreement whereby it undertook to commercially exploit the PlayBOX application on behalf of four entities that had originally been granted license rights to the technology by PlayBOX Inc. Robert Burden was hired as managing director of PlayBOX UK effective May 1, 2004 with a view to establishing a commercially viable sales and marketing plan for the exploitation of the PlayBOX application. Mr. Burden then set in place a number of technology development enhancement projects designed to allow PlayBOX UK to effectively exploit the PlayBOX application. These projects were completed by Xeris S.R.O., a software development company based in Prague. These projects included the following:

1.

first phase of the design and development of the White Label Interface, which commenced on November 1, 2004 and completed on February 1, 2005, and which involved designing and integrating the following operational features:

	a)	registration process

	b)	shopping basket

	c)	Barclays ePDQ integration

	d)	streaming track ability

	e)	free and paid-for download

	f)	ability to personalise front-end design of white label

	g)	tiered level of administration access for artist and PlayBOX administrator

	h)	secure certificate integration

	i)	tracking and reporting facility

2.

first phase of the design and development of the Aggregator Interface, which commenced on November 1, 2004 and completed on February 1, 2005, and which involved designing and integrating the following operational features:

	a)	registration process

	b)	shopping basket

	c)	Barclays ePDQ integration

	d)	streaming track ability

	e)	free and paid-for download

	f)	ability to personalise front-end design of white label

	g)	tiered level of administration access for artist and PlayBOX administrator

	h)	secure certificate integration

	i)	tracking and reporting facility

	j)	bulk email broadcast to registered users html and plain text

	k)	news and advertising personalisation

	l)	about us, gigs, events pages added

	m)	top ten releases and new releases listings added

	n)	CD cover size track image added for download by consumers

3.

first phase of the design and development of the Bespoke Interface, which commenced on April 5, 2005 and completed on May 1, 2005, and which involved designing and integrating the following operational features:

	a)	registration process

	b)	ability for user to upload track

	c)	ability for administrator to listen to and rate uploaded music

	d)	top 20 listing of tracks selected by administrator

	e)	ability to select a winner and archive previous winners

	f)	full tracking and reporting of all movements on the interface

	g)	ability to bulk email all registered users of the interface

4.

second phase of the design and development of the White Label Interface, which commenced on May 18, 2005 and completed on June 26, 2005, and which involved designing and integrating the following operational features:

	a)	resize of white label, was too large before

	b)	ability to change background image of white label

	c)	the ability to change the shopping basket icon

	d)	adding the ability to add a large image on the left of the white label for promotional purposes

5.

second phase of the design and development of the Bespoke Interface and automation of The Little Bazaar Top 20 upload process, which commenced on June 24, 2005 and completed on June 30, 2005. This work simplified the rating process to allow the client administrator the ability to more easily rate and upload the top 20 tracks and the winning track into the interface.

Design Objectives

Our objective is to offer artists and record labels professional and quality driven services that allow the client to concentrate on making music while PlayBOX takes care of their online presence.

With the demands of the modern day music industry, unsigned artists and small/medium record labels do not have the resources and time to put together a professional online presence. Our objective is to handle this in a few easy steps by offering the client:

1.	The ability to capture user’s details and the ability to send bulk emails (news letters/promotions) to these users.

2.	The ability to take and process online credit/debit card transactions, through a simple and secure easy to use process.

3.	The ability to stream sample music via their website.

4.	A searchable and professional portfolio of their content in an online secure (wrapped in Digital Rights Management).

5.	The hosting of all relevant content and images.

6.	The ability to offer third party advertising (banner, sky scrappers and block advertisements) from their website. These advertisements can also help in cross promotion of the client’s content.

7.

The ability to track and report on all movements and sales within their site. Offering the ability of real time and up-to-date statistical analysis of sales downloads, streamed music and use registration.

8.	The ability to constantly update the system and change the design. The interfaces are white labels and can be easily changed to allow a different experience for the client’s user base.

The PlayBOX service is not unique, but our business strategy is to provide services comparable to those of our competitors at what we believe to be lower prices based on our understanding of our competitors’ pricing. There can be no assurance, however, that our competitors will not match, or even undercut, our pricing. As we set-up and administrate the service as part of the package, all the artists/record label need to do is hand over the content and sign off on the design. Our objective is to make the process as simple as possible for the client. Using our service, they will receive a tracking report at the end of the month and a cheque for the amount of content sold, thus enabling the client to concentrate on creating more music content to be uploaded.

Future Development

We believe that changes in technology and increased competition will require that we constantly review and improve the functionality of PlayBOX application in response to client and user feedback and changing technologies. We have identified a second round of development requirements that we presently plan to complete for the PlayBOX application, as described below.

We do not have the internal ability to carry out software development work on our PlayBOX software. Accordingly, we have outsourced the software upgrades and developments planned for our PlayBOX software to Xeris S.R.O., a private software development company that is not a related party to us, as well as to another independent web designer. We also anticipate engaging Xeris S.R.O., the independent web designer we have used to date, or other independent website developers or designers for future software development work on a project-by-project basis.

Additional software development is planned for the PlayBOX Jukebox that will permit users to access it from any mobile phone having MP3-player capabilities. This will allow users to have music from the PlayBOX website streamed to any mobile phone with Internet access via Bluetooth or GPRS.

Once we have finished updating the PlayBOX Jukebox, we plan to evaluate developing a hardware product for use with the PlayBOX Jukebox. This would be a PlayBOX-branded device to be developed by Mini-box.com, a computer electronics company based in the UK, using the proprietary Mini-itx reference hardware platform (www.mini-itx.com). It would come with PlayBOX pre-installed and configured Linux Operating System to provide a home music jukebox operated from a remote control or a wireless keyboard using a TV as the monitor and a user’s existing hi-fi equipment as the music transport mechanism.

The PlayBOX application also has sufficient flexibility to support other types of media, such as books, film and video games. Up-and-coming film makers, game makers and authors will have the opportunity of selling themselves to a new generation of consumer that is looking for more in the way of choice and style. While these opportunities are presently not part of our immediate plan of operations, we plan to evaluate these potential market opportunities as we pursue our primary business objectives.

Each of these proposed developments is contingent on PlayBOX accessing sufficient funds to put its development plans in place. There is no guarantee that PlayBOX will be able to secure such funding.

Marketing

We plan to exploit our online music solution in its present form and to develop the marketplace for our PlayBOX interfaces, namely our White Label, Aggregator and Bespoke solutions. Our primary marketing objective at present is to make the PlayBOX interfaces and services available to the market, building awareness of our artists and record labels. Our current sales and marketing plan focuses heavily on unsigned artists and small record labels. For this strategy to be successful, we must put in place strategic partnerships with companies that have access to large quantities of both unsigned artists and up-and-coming record labels. Examples of potential strategic partners include events and music promotion companies, music colleges, industry music commissions and associations and music development networks and agencies.

Being a digital download service provider, we do not plan to target music consumers directly. Our plan to commercialize the PlayBOX online music application will begin with marketing the White Label interface. We believe this product will be the most demanded product initially and is our best product to promote while building our name within the industry. Our focus will be on signing a critical mass of artists and record labels to service contracts, and then working with them to promote their content directly to consumers through the PlayBOX portal. We are at the early stages of the commercialization of our application, and accordingly there is no assurance that our initial marketing efforts will be successful. Further, we may elect to change our strategy in response to our success or lack of success in pursuing commercialization of our technology.

We have compiled a software development schedule with the goal of ensuring that as new formats and technologies are launched into the marketplace, we will be able to sustain our competitive position. We believe that this additional development work will enable us to enhance our product offerings and give us potential reselling options to existing customers and additional potential revenue streams.

First Phase – White Label

To successfully commercialize our online music application, we believe that we must complete a number of strategic initiatives. First, we plan to create awareness of our White Label interface, as this product will be the main focus of our initial marketing efforts. We will rely on direct contact with artists in the London, England area. Marketing materials will be simple and inexpensive, relying mainly on leafleting, fly posting and advertising in select industry trade press and magazines. To further enable efficient use of our marketing budget, PlayBOX has become a member of the British Phonographic Institute (BPI). The BPI is the governing body for the recording industry in the UK with ties to almost all aspects of the music industry including record labels, artist managers, distributors and retail organisations. As a member of the BPI, we have access to their database including contacts for all other BPI members. We plan to use this information to develop strategic partnerships with key live music venues and local promotion companies to host competitions and promote events. We believe that events like these will raise the profile of our service within our desired market while providing us with a first look at new artists. Once contact with a potential new client is initiated, we will attempt to sign these artists to initial contracts of at least 6 months, using the offer of one or two months of free use of the interface if the artist is willing to commit for longer. Once we have a number of artists signed to contracts, we anticipate that word of mouth will be a major factor in gaining the momentum that will be required to successfully grow this part of our business.

Second Phase – Aggregator

We expect that the marketing process for the Aggregator interface will be longer, as the record labels to which the interface will be targeted will likely wish to see a larger critical mass of product offerings on and users of the PlayBOX website before committing. PlayBOX’s membership in the BPI will be an important tool in accessing record label executives. We will also look at forming strategic partnerships or reseller arrangements with distribution companies and other companies that have access to a large number of record labels, including events and music promotion companies, music colleges, industry music commissions and associations and music development networks and agencies.

Third Phase

The next step will be to combine the White Label and Aggregator interfaces into a main PlayBOX portal, which we plan to be the hub for the system, and which will also offer these artists and labels another sales pipeline. This hub will initially service the UK, with the intention of launching the service into other markets once we have gained a foothold in the UK market.

Marketing Activities to Date

Our marketing activities to date have been centred on raising the profile of the PlayBOX website to artists in the United Kingdom and introducing our online music application to prospective strategic partners. Our level of marketing activity has been restrained by our limited financial resources. We have limited our marketing efforts to date to free online resources such as forums, blogs and free advertisements on traditional music artists’ websites such as Artistmanager.com and RecordOfTheDay.com. Our focus has been to raise our profile through communications with key industry contacts. Once established in the UK, our goal is to move into the global music marketplace by launching our services in other countries, particularly in the United States, which is the largest music market. However, we do not have any current plans to expand beyond the UK because we believe that it is important to secure our brand in the UK before expanding to other countries.

Direct Marketing

PlayBOX has released a test version of its artists’ interface at http://myplaybox.com/?pid=29. This allows PlayBOX to provide potential clients with a fully functional interface to use in its marketing program. In addition, a Bespoke interface we developed with CD distribution company The Little Bazaar (www.littlebazaar.co.uk) provides additional incentive for artists and record labels to try our service and begin the process of building a fan base through the PlayBOX website. This interface is currently available at http://www.littlebazaar.co.uk/pages/upload-competition.php and gives the artists an opportunity to earn prizes from both PlayBOX and The Little Bazaar should their songs be among the most downloaded during each successive month.

We signed an agreement with Chameleon PR, a UK-public relations company on September 8, 2004 to plan and provide publicity as PlayBOX attempted to increase its visibility. This agreement is no longer in effect.

At present, PlayBOX has an agreement with Equal Records, a Swedish-based record label, that allows us to have a test version of our White Label interface running on their website (www.equalrecords.com).

Our Web Site

We have created a corporate web presence (www.play-box.com), which we use as an information portal to facilitate our marketing efforts. It gives us an easy, visual way to demonstrate our application and allow potential clients to find out more about PlayBOX services, pricing and product updates, client studies and links to strategic partners.

We believe that offering the PlayBOX Jukebox as a complimentary service to all users of the PlayBOX website will be essential in drawing traffic to our website and our clients’ songs and products. Once we have established a user base of at least 1,000 users, we will then attempt to build an additional revenue stream by offering advertising or promotions space on our website.

Intellectual Property

We own intellectual property rights relating to the PlayBOX online music application that includes trade secrets and copyright. We seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including our developers.

Trademark Applications

PlayBOX made an initial trademark application for the name “PlayBOX” in the United Kingdom in 2004. The application was rejected due to identical applications already being in existence. We have been advised by legal counsel it may be possible to re-apply for trademark protection by adding a distinctive (not descriptive) logo or an extra word or words to the “PlayBOX” name. We plan to evaluate a re-submission for trademark application with a distinctive (not descriptive) logo or an extra word or words as our business progresses and if we have sufficient funds with which to pursue the trademark application.

Given the lack of success with our initial trademark application and the possible conflicting marks identified by our trademark searches, we cannot provide investors with any assurance that we will be able to achieve any trademark protection for the “PlayBOX” name online music application. As a result, third parties might be able to sell competing products with names incorporating these terms, and our ability to build goodwill and brand recognition for our products may be compromised. Further, there is a risk that a competitor or other business or person may claim that our use of the “PlayBOX” name in connection with our online music application violates the trademark or other intellectual property rights of the competitor or other business or person. We have not received any such claims to date.

Patents

PlayBOX Inc. filed for patent protection in the United Kingdom for the PlayBOX application as of January 31, 2004. PlayBOX Inc. decided not to proceed with the patent process after their research determined that similar technologies existed in the public domain. The patent application was allowed to lapse. Accordingly, we believe it is likely that we will not be able to obtain any patent protection for the PlayBOX on-line music application.

Compliance With Government Regulation

In the United Kingdom, PlayBOX will need to acquire a Joint Online Download License through MCPS-PRS alliance (The Mechanical-Copyright Protection Society (MCPS), The Performing Right Society (PRS) and their operational alliance). This license will allow PlayBOX to sell copyrighted media through its networks on behalf of artists and record labels. The license covers all copyrighted works sold and a percentage of revenue earned from works sold is then paid monthly to the MCPS-PRS alliance. The cost to obtain the license includes a £500 (equal to approximately $1,010 based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) set-up fee, a £200 (equal to approximately $404 based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) per quarter ongoing license fee and a 8.5% revenue sharing fee. Given this expense, we have determined to pursue this license at such time as we sign up a client that would require that we obtain the license to sell copyrighted media through our networks.

In order to satisfy other UK government regulations, we have acquired an Entrust Secure Certificate, which ensures the security of the interface to users wishing to purchase content. In addition, we have acquired a Data Protection Certificate, which ensures the data that we capture from a user will not be passed to any third party that might cause damaging effects to that user.

Although our goal is to eventually launch our services in other countries, we do not have any current plans to expand beyond the UK. If we expand our services into other countries, we will have to analyze the government regulations that will apply to the operation of our business in these new markets. As we presently have no immediate plans to expand beyond the UK market, we have not yet ascertained what these government regulations will be and their impact on our cost of doing business in any new markets.

Competition

The legal music download industry in which we operate only really took off in March 2004 with the launch of iTunes by Apple Inc. In the time since then, a large number of competitors have moved into this young marketplace, bringing new elements and innovations. In the last two years, the industry has become very vast, with many different offerings and products available.

Although we would like to eventually launch our services in other countries, our current focus is to market to artists and small- to medium-sized record labels in the UK. Our PlayBOX software and services focus on this niche in the music download marketplace, where there are still few competitors. At this stage we can break our competition down into Digital Music Services and Digital Download Service Providers. In the future, however, as the music industry takes more control of the online digital distribution of its content, the record labels/publishers, offline content distributors and well established artists/musicians likely will be looking at directly controlling the online download market with their own services.

The following is a breakdown of the main competitive elements that exist at this present moment:

Digital Music Services

A digital music service sells licensed music content to consumers online via a website or music application. For a music service to function, it needs to obtain access to as much content as possible, offering its consumers as much choice as possible. There are a number of models of services, each one aimed at creating the optimum user experience.

There are now a large number of these services worldwide and they all have unique elements that attract consumers. Apple Inc. is the present market leader—it has a market share of over 60% with its combined iTunes and iPod offerings. iTunes was one of the first legal digital music services and offers an end-to-end service for the consumer. Apple offers a free downloadable music application/library that allows users to manage and listen to music on their computer. From this application, the user can access the Internet and the iTunes music service, where they can sample and purchase music. This music is offered on an à-la carte/pay-as-you-go basis. This means a user can purchase one track at a time or a whole album. The opposite service to this is the subscription based service, such as Napster or Rhapsody, where a subscribed user has access to a set number of tracks for a monthly fee.

The following table shows the business models of the major competing digital music service providers:

Service	Core Offer	Payment Method	Unique Offering
iTunes	à-la-carte downloads	pay per song, music allowance accounts, gift certificates sold at iTunes and Apple Stores	audiobooks, share music samples via email, exclusive tracks and on- demand videos, customised playlists, transfer to portable player (iPod)
Napster 2.0	track streaming, customised streaming, à-la-carte downloads	monthly subscription for Napster Premium, pay per song, Napster Card sold at over 14,000 retailers	playlist recommendations and sharing, exclusive material (on- demand videos, free online music magazine, exclusive tacks, in- studio performances), transfer to portable player
Rhapsody	track streaming, customised streaming	monthly subscription, with additional charge for CD burning	access music from any PC
MusicMatch	track streaming, customised streaming, à-la-carte downloads	one-off fee for MusicMatch Jukebox Plus, pay per song thereafter	transfer to portable players, personalise CD package, new music recommendations based on customer playlist
OD2 (branded by HMV, Fnac, MSN, etc.)	track streaming, à-la- carte downloads	pre-payment credits (activities such as downloads and streams have different credit value), pay per song, subscription	discounts for products paid with credits, transfer to portable player, news and special features with artists

The way we differ from iTunes and the other major digital music services (other than OD2) is that we offer the services needed to distribute music content online directly to artists and record labels. OD2 does provide major companies and record labels with the ability to distribute content directly, but this service (and its higher pricing structure as compared to ours) is focused on large, well-financed clients that are not our target clientele.

Through our service, record labels or artists have the ability to distribute music online just like iTunes, with their own service, directly from their website, at a price point that we believe is attractive and affordable to individual artists and small- to medium-sized record companies. Our business model allows artists and record labels to sell their music at whatever price they wish on an à-la-carte (pay-as-you-go) basis.

Apple iTunes, Napster and the other digital music service providers are much larger and well-established than we are and have significantly more resources than we do. Although they do not currently provide distribution services directly to artists and record labels like we do (other than OD2, which focuses on major record companies and labels), there can be no assurance that they will not enter this market (or in the case of OD2, expand their market to include individual artists and small- to medium-sized record companies). It would be difficult for us to compete with such well-established, well-financed companies.

Digital Download Service Providers (DSP)

Our future goal is to be a digital download service provider by establishing our own online service to attract Internet users to our brand and our clients’ services. A digital download service provider offers the relevant services that allow a music company to start selling music downloads from their own personalised web shop. Some of the services offered include:

1.	Design and development

2.	ePayment

3.	Hosting

4.	Streaming bandwidth

5.	Tracking and reporting on the service

6.	Extra content to sell

7.	Music Download Chart Listing

In addition to these services, some digital download providers compile services through strategic partnerships with specialist service providers and then offer music companies an entire array of services that allow them to start trading music and other content online.

Market Leaders

There are a number of large competitors currently operating in this industry that provide digital music services, including:

1.	RealNetworks (www.realnetworks.com)

2.	Apple Inc. (www.apple.com/itunes)

3.	Microsoft (www.microsoft.com)

4.	Sony Online Entertainment (www.sonyconnect.com)

5.	Napster (www.napster.com)

6.	OD2/Loudeye (www.ondemanddistribution.com)

Apple is the frontrunner in this industry with almost 60% market share, driven mainly by their digital rights management software (Fairplay) and their iPod digital music device. Because iPod users must use Apple’s download platform iTunes to load music onto their iPod, Apple has essentially secured its own marketplace. OD2, which is the company behind MyCokeMusic, is the top supplier of white label music platforms across Europe. Its client base is music retailers, major brands that want to enhance their brand value by providing a music service, and Internet service provides, mobile phone companies and existing media providers that want to expand beyond the services they offer.

Apple, OD2 and the other DSPs listed above have aimed their services predominantly at large record labels and music publishers. There is always the risk that they might tailor their services towards our niche target market of artists and small- to medium-sized record labels. These companies have financial and other resources far in excess of ours, and it would be difficult for us to compete with them if they were to enter our niche market.

Our strategy is to differentiate ourselves from Apple, OD2 and other DSPs by targeting the niche market consisting of unsigned artists and small- to medium-sized record labels, and by offering them a complete solution to marketing their music catalogues online. We are not the first company to target this niche market, but we believe we are the first to offer artists the option of selling their music directly from their own website.

Our Most Direct Competitors

We believe the following companies, which are headquartered in the UK, currently form PlayBOX’s most direct competition with respect to our target markets:

1.	7 Digital Ltd. (www.7digital.com)

2.	MPP Global Ltd. (www.mppglobal.com)

3.	DA Recordings Ltd. (www.emusu.com)

These three companies, like us, are fairly new, having launched their services within the past two years. As such, none of them have significantly more experience than we do.

Both 7 Digital and MPP Global offer services that use very similar models to PlayBOX’s—that is, they provide a hosted solution running all client services. 7 Digital is a larger company than PlayBOX and focuses on more established artists and record labels as well as broadcast and retail companies in the UK, the United States and several other countries. 7 Digital’s products are more expensive than ours, a vital concern for independent acts and labels. In addition, we believe that 7 Digital does not offer the level of bespoke or customizable solutions or promotional services that we do.

MPP Global is also a larger company than we are and, like 7 Digital, targets more established artists and record labels as well as broadcast and retail companies in the UK, the United States, the EU and other parts of the world. MPP Global offers its clients the ability to sell individual music or video downloads or subscriptions to music or video content; however, MPP Global’s set-up and monthly fees for these services are currently significantly higher than ours.

DA Recordings offers a service called emusu.com (this service was formerly known as Music Control). Like us, DA Recordings is a small company specifically focused on providing services similar to our services to unsigned artists and record labels in the UK. However, based on our understanding of DA Recording’s current business model and pricing, we believe that we provide more features and a higher level of promotional support at a competitive price-point.

Employees

As of December 31, 2007, we have two full-time employees, namely Mr. Robert Burden and Mr. Harry C. Maloney, our directors and executive officers.

Research And Development Expenditures

We have spent the following amounts on research and development activities, which activities have been comprised of product and corporate development:

	Fiscal Year ended September 30, 2007	Fiscal Year ended September 30, 2006	Cumulative From Incorporation (August 21, 2003) to September 30, 2007
Amount of Research and Development Expenditures	$Nil	$1,081	$29,152

Subsidiaries

We have one wholly-owned subsidiary, namely PlayBOX UK.

Item 2.	Description of Property

Our executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England W1D 5EU. We occupy these premises under a contract with Azuracle, which provides us with office space in shared office premises and administration services, including telephone, reception and Internet access services in consideration of a management fee of £500 per month ($1,010 per month based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) . The administration contract is not for a defined term. We and Azuracle are each entitled to terminate the contract by delivering not less than one month’s written notice of termination to the other.

Item 3.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4. .	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended September 30, 2007.

PART II – FINANCIAL INFORMATION

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol PYBX. Our common stock became eligible for trading on the OTC Bulletin Board on November 21, 2007.

There were no high and low bid prices for our common stock during the fiscal year ended September 30, 2007.

Holders of Our Common Stock

As at January 11, 2008, we had 55 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We completed the following issuances of securities without registration under the Securities Act of 1933 during our fiscal year ended September 30, 2007:

  We completed an offering of 320,000 units (each unit consisting of one share of our common stock and one share purchase warrant exercisable to acquire one share of our common stock at a price of $0.50 per share expiring two years from the date of issuance) at a price of $0.25 per unit to one purchaser on May 25, 2007. The total proceeds from this offering were $80,000. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. The sale of these securities was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the units was made; and (ii) at the time the subscription agreement for the securities was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificates and the warrant certificates issued to the purchaser in accordance with Regulation S confirming that the securities cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.
Item 6.	Management’s Discussion and Analysis or Plan of Operation

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

We had cash of $5,909 and working capital deficit of $330,853 as at September 30, 2007. We anticipate that our planned expenditures over the next twelve months in the amount of $175,000 will exceed our cash reserves and working capital. As a result, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate based on our current cash and working capital deficit and our planned expenses that we will not be able to fund our operations beyond the next few months without additional financing. We anticipate that we will require financing in the amount of approximately $500,000 in order to carry out our plan of operations for the next twelve months.

We note that our plan of operations does not include any funds that we may expend in concluding any acquisition of Delta Music. As noted, we have not entered into any definitive agreement for this acquisition and there is no assurance that any such agreement will be concluded.

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

Revenue Recognition

Revenues are recognized when all of the following criteria have been met under SAB No. 104, “Revenue Recognition in Financial Statements”: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured.

Revenue arises from the following sources: creation of web-based music interfaces; provision of hosting and bandwidth services; and revenue share services.

Revenues from the creation of web-based music interfaces come from set-up fees based on the number of tracks to be uploaded and the number of hours of development time to complete the interface and are recognized when all of the following SAB No. 104 criteria are met: a web-based interface development agreement is signed with an estimate of the total cost based on agreed upon specifications. Revenue from the development of web-based interfaces is recognized in accordance with the completed performance method. Under this method, revenue is recognized at the completion of the web-based interface as the service transaction taken as a whole can be deemed to have taken place on completion of the development. Collectability is reasonably assured as the Company receives the agreed set-up fee prior to allowing access to the web-based interface.

Revenues from the provision of hosting and bandwidth services come from a one time hosting set-up fee and monthly fees based on disk space and bandwidth to be provided and are recognized when all of the following SAB No. 104 criteria are met: a website hosting agreement is signed with an initial term of six months and from month to month thereafter until terminated by either party. Each agreement has a hosting price structure where prices can be determined.

Revenue from the one time set-up fee is deferred and recognized over the initial term of six months and revenue received from monthly fees is recognized at the end of the month, when hosting services, server bandwidth and customer support was made available to the client for the month. Collectability is reasonably assured as the Company receives a one time set-up fee prior to the provision of the services. Monthly fees are received in advance of each month, which is recorded as deferred revenue, and are recognized when the monthly service is rendered.

Revenues from the revenue share services element come from a set revenue share percentage of music download purchases, as set out in each customer’s agreement and are recognized when all of the following SAB No. 104 criteria are met: a distributor agreement is signed with initial and renewal terms determined on a case-by-case basis. Revenue is recognized when the minimum revenue share threshold of British Pounds Sterling (“GBP”) 100, every payment period, is achieved. If the revenue share is less than GBP 100, payments shall be carried over to the next due payment date. Collectability is reasonably assured as the Company collects its revenue share directly from the secure online payment system which it utilizes prior to transferring net revenues to the customer.

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

Results Of Operations – Years Ended September 30, 2007 And 2006

References to the discussion below to fiscal 2007 are to our current fiscal year ended September 30, 2007. References to fiscal 2006 and fiscal 2005 are to our fiscal years ended September 30, 2006 and September 30, 2005, respectively.

Cumulative
From
Incorporation
For the	For the	August 21,
Year Ended	Year Ended	2003 to

	September 30,	September 30,	September 30,
	2007	2006	2007
Sales	$443	$540	$1,364
Cost of Sales	-	-	777
Gross Margin	443	540	587
General and Administrative Expenses
Accounting and auditing	80,375	83,809	224,236
Bank charges	772	460	1,232
Consulting and technical support	119,599	18,726	147,400
Depreciation	568	540	1,887
Development	-	1,081	29,152
Filing fees	2,532	2,725	5,257
Intellectual property (Note 4)	-	2,500,000	2,500,000
Investor relations	18,000	-	18,000
Legal	33,726	53,705	90,002
Marketing and public relations	-	-	31,325
Office and miscellaneous	4,755	2,860	13,990
Rent	11,815	10,806	38,250
Salaries and benefits	11,750	50,253	157,269
Transfer agent fees	135	1,905	2,040
Travel and entertainment	875	868	3,564
	284,902	2,727,778	3,263,604

Loss from Operations	(284,459)	(2,727,238)	(3,263,017)

Key factors affecting our results of operations are discussed as follows:

Revenue

We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further sales in fiscal 2006 and 2007. Our initial sales have been attributable to sales of web hosting services that we provide to The Little Bazaar, which is our initial and only current paying customer. Our sales continue to be insignificant in terms of our overall operating expenses. We generated $443 in sales during the fiscal 2007 compared to $540 during fiscal 2006.

Our costs of sales are primarily comprised of costs to our network service provider that provides us with the network services that we require in order to enable us to provide web hosting services to customers.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses were $80,375 during fiscal 2007 as compared to $83,809 during fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC.

Consulting and Technical Support

Our consulting and technical support expenses increased to $119,599 during fiscal 2007 compared to $18,726 during fiscal 2006, as a result of a consulting services agreement we entered into with DeBondo Capital Limited on August 1, 2006.

Intellectual Property

We did not incur any expenses on any intellectual property during fiscal 2007. We determined in fiscal 2006 that the carrying amount of the PlayBOX intellectual property was not recoverable and impaired in accordance with paragraph 34 of SOP 98-1 and FASB 144. As a result, we wrote-off in fiscal 2006 the cost to us of $2,500,000 when we acquired the PlayBOX intellectual property on March 31, 2006.

Legal

Our legal expenses to date have been attributable to expenses related to our organization and the preparation, the filing of a registration statement with the SEC and our ongoing reporting obligations under the Securities Exchange Act of 1934. Our legal expenses decreased to $33,726 during fiscal 2007 as compared to $53,705 during fiscal 2006.

Office and Miscellaneous

Office expenses are comprised of general office and administrative expenses not covered under our agreement with Azuracle. These expenses increased to $4,755 during fiscal 2007 as compared to $2,860 during fiscal 2006 due to an increase in expenses related to telephone long distance and computer supplies.

Rent

Rent expense was attributable to amounts paid on account of our rent of shared office premises in London, England. We originally paid these amounts to Outlander Management until we replaced our agreement with Outlander Management with our agreement with Azuracle on July 1, 2005. Our rent expense increased slightly to $11,815 during fiscal 2007 as compared to $10,806 during fiscal 2006. The minor increase resulted from a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and benefits are primarily comprised of salary paid to Robert Burden, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director. Our salaries and benefits decreased to $11,750 during fiscal 2007 as compared to $50,253 during fiscal 2006 because Mr. Burden agreed to lower his monthly salary effective July 1, 2006.

Loss from Operations

Our loss from operations decreased significantly to $284,459 during fiscal 2007 as compared to $2,727,238 during fiscal 2006, primarily due to our write-off of the $2,500,000 cost of our acquisition of the PlayBOX intellectual property on March 31, 2006.

Liquidity And Capital Resources

As at September 30, 2007, we had cash of $5,909 and a working capital deficit of $330,853 and as at September 30, 2006, we had cash of $26,433 and a working capital deficit of $128,755.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $175,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $500,000 in order to enable us to sustain our operations for the next twelve months. We note that this amount does not include any funds that we may expend in concluding any acquisition of Delta Music.

Cash used in Operating Activities

We used cash of $248,707 in operating activities during the fiscal 2007 compared to $233,313 during the fiscal 2006. Since inception, we have used cash of $689,620 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during fiscal 2007 or during the fiscal 2006. We acquired cash of $130,626 during fiscal 2006 as a result of our acquisition of PlayBOX UK.

Cash from Financing Activities

We generated cash of $234,313 from financing activities during fiscal 2007 compared to cash of $130,018 generated from financing activities during fiscal 2006. Of this amount during fiscal 2007, $80,000 was attributable to share issuances for cash.

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

Item 7.	Financial Statements

The following audited consolidated financial statements of the Company are included in this Annual report on Form 10-KSB:

Page

Report of Independent Registered Public Accounting Firm of Dale Matheson Carr- Hilton LaBonte LLP, Chartered Accountants	F-1

Report of Independent Registered Public Accounting Firm Staley, Okada & Partners, Chartered Accountants	F-2

Consolidated Balance Sheets as at September 30, 2007 and 2006	F-3

Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (August 21, 2003) to September 30, 2007	F-4

Consolidated Statements of Operations for the years ended September 30, 2007 and 2006 and for the period from incorporation (August 21, 2003) to September 30, 2007	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the period from incorporation (August 21, 2003) to September 30, 2007	F-6

Notes to Consolidated Financial Statements	F-7

PLAYBOX (US) INC.

(Formerly Boyd Holdings Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

US FUNDS

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of the Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Playbox (US) Inc.

We have audited the accompanying consolidated balance sheet of Playbox (US) Inc. (a development stage company) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended and the period from August 21, 2003 (inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of September 30, 2006 and for the period from August 21, 2003 (inception) to September 30, 2006 were audited by other auditors whose report dated November 2, 2006 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period August 21, 2003 (inception) to September 30, 2006 reflect a total net loss of $2,977,049 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Playbox (US) Inc. as of September 30, 2007 and the results of its operations and its cash flows for the year then ended and the period from August 21, 2003 (inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 4, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders of Playbox (US) Inc.:

We have audited the accompanying consolidated balance sheets of Playbox (US) Inc. (the “Company”) as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (August 21, 2003) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (August 21, 2003) to September 30, 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"STALEY, OKADA & PARTNERS"

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
November 2, 2006	CHARTERED ACCOUNTANTS

Playbox (US) Inc.	Statement 1
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	September 30,	September 30,
ASSETS	2007	2006
Current
Cash	$5,909	$26,433
Accounts receivable	322	1,273
	6,231	27,706
Equipment (Note 3)	-	568
	$6,231	$28,274

LIABILITIES
Current
Accounts payable	$100,207	$52,354
Accrued liabilities	35,646	39,089
Due to related parties (Note 6)	201,231	65,018
	337,084	156,461

Loan payable (Note 5)	18,100	-

	355,184	156,461

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock (Note 7)
Authorized: 100,000,000 common shares with $0.001 par
value
Issued: 28,845,139 (September 30, 2006 - 28,525,139)	28,845	28,525
Additional paid-in capital	2,906,055	2,826,375
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-

Accumulated Comprehensive Loss	(12,168)	(6,038)
Deficit - Accumulated during the development stage	(3,271,685)	(2,977,049)
	(348,953)	(128,187)
	$6,231	$28,274

Contingency (Note 1)
Commitments (Notes 5, 11 and 12)
Subsequent event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.	Statement 2
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficiency
US Funds

					Deficit
	Common Stock				Accumulated
			Additional	Accumulated	During the	Total
			Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Stage	Deficiency
Shares issued for cash at $0.33 per
share – August 21, 2003	6	$-	$2	$-	$-	$2
Balance - September 30, 2003	6	-	2	-	-	2
Stock Split– April 30, 2004	570	-	-	-	-	-
Shares issued for cash at $0.003 per
share – April 30, 2004	4,344,749	4,345	9,046	-	-	13,391
Shares issued for consulting at
$0.003 per share – September 30,
2004	235,010	235	498	-	-	733
Loss for the year	-	-	-	-	(74,576)	(74,576)
Foreign currency translation
adjustment	-	-	-	710	-	710

Balance – September 30, 2004	4,580,335	4,580	9,546	710	(74,576)	(59,740)
Shares issued for consulting at
$0.003 per share – November 2,
2004	235,010	235	548	-	-	783
Shares issued for consulting at
$0.003 per share – February 1,
2005	235,010	235	548	-	-	783
Shares issued for consulting at
$0.025 per share – April 21, 2005	57,553	58	1,378	-	-	1,436
Shares issued for consulting at $0.003
per share – April 28, 2005	705,042	705	1,645	-	-	2,350
Shares issued for debt at $0.026 per
share – April 28, 2005	6,187,050	6,187	152,877	-	-	159,064
Loss for the year	-	-	-	-	(176,296)	(176,296)
Foreign currency translation
adjustment	-	-	-	(2,823)	-	(2,823)
Balance – September 30, 2005 –
Issued before acquisition	12,000,000	12,000	166,542	(2,113)	(250,872)	(74,443)
Acquisition of PlayBOX MEDIA
LIMITED- Recapitalization – March
24, 2006 (Note 1)	5,705,139	5,705	(34,538)	-	-	(28,833)
Shares issued for debt at $0.25 per
share – March 31, 2006	520,000	520	129,671	-	-	130,191
Shares issued for intellectual
property at $0.25 per share –
March 31, 2006 (Note 4)	10,000,000	10,000	2,490,000	-	-	2,500,000
Shares issued for cash at $0.25 per
share – July 14, 2006	300,000	300	74,700	-	-	75,000
Loss for the year	-	-	-	-	(2,726,177)	(2,726,177)
Foreign currency translation
adjustment	-	-	-	(3,925)	-	(3,925)

Balance – September 30, 2006	28,525,139	28,525	2,826,375	(6,038)	(2,977,049)	(128,187)
Shares issued for cash at $0.25 per
share – May 30, 2007	320,000	320	79,680	-	-	80,000
Loss for the year	-	-	-	-	(294,636)	(294,636)
Foreign currency translation
adjustment	-	-	-	(6,130)	-	(6,130)

Balance – September 30, 2007	28,845,139	$28,845	$2,906,055	$(12,168)	$(3,271,685)	$(348,953)

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.	Statement 3
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2007	2006	2007
Sales	$443	$540	$1,364
Cost of Sales	-	-	777
Gross Margin	443	540	587
General and Administrative Expenses
Accounting and auditing	80,375	83,809	224,236
Bank charges	772	460	1,232
Consulting and technical support	119,599	18,726	147,400
Depreciation	568	540	1,887
Development	-	1,081	29,152
Filing fees	2,532	2,725	5,257
Intellectual property (Note 4)	-	2,500,000	2,500,000
Investor relations	18,000	-	18,000
Legal	33,726	53,705	90,002
Marketing and public relations	-	-	31,325
Office and miscellaneous	4,755	2,860	13,990
Rent	11,815	10,806	38,250
Salaries and benefits	11,750	50,253	157,269
Transfer agent fees	135	1,905	2,040
Travel and entertainment	875	868	3,564
	284,902	2,727,778	3,263,604

Loss from Operations	(284,459)	(2,727,238)	(3,263,017)
Other Income
Foreign exchange gain (loss)	(10,266)	824	(9,402)
Interest income	49	237	734
Net Loss	$(294,636)	$(2,726,177)	$(3,271,685)

Loss per Share – Basic and Diluted	$(0.01)	$(0.13)

Weighted Average Shares Outstanding	28,632,975	20,308,319

Comprehensive Loss
Net Loss	$(294,636)	$(2,726,177)	$(3,271,685)
Foreign currency translation adjustment	(6,130)	(3,925)	(12,168)
Total Comprehensive Loss	$(300,766)	$(2,730,102)	$(3,283,853)

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.	Statement 4
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2007	2006	2007
Operating
Net Loss	$(294,636)	$(2,726,177)	$(3,271,685)
Items not involving cash:
Depreciation	568	580	1,887
Shares for consulting services	-	-	6,085
Shares for intellectual property	-	2,500,000	2,500,000
Changes in non-cash working capital items:
Accounts receivable	951	(1,005)	(322)
Accounts payable	47,853	(2,068)	47,631
Accrued liabilities	(3,443)	(4,643)	26,784
Net cash flows used in operations	(248,707)	(233,313)	(689,620)

Investing
Cash acquired on purchase –
Playbox Media Limited	-	130,626	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	-	130,626	128,739

Financing
Due to Boyd Holdings Inc.	-	23,000	32,170
Amounts due to related parties	136,213	32,018	201,231
Loan from related party	-	-	159,064
Loan payable	18,100	-	18,100
Share issuances for cash	80,000	75,000	168,393
Net cash flows from financing activities	234,313	130,018	578,958

Effect of exchange rate changes	(6,130)	(3,925)	(12,168)

Change in Cash	(20,524)	23,406	5,909
Cash - Beginning	26,433	3,027	-
Cash - Ending	$5,909	$26,433	$5,909

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

See Note 10 for the supplemental schedule of non-cash investing and financing transactions.

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

1. Basis of Presentation

Organization

Playbox (US) Inc. (the “Company” or "Boyd") was incorporated on April 1, 2005 under the laws of the State of Nevada, under the name of Boyd Holdings Inc. On April 12, 2006, the Company changed its name to Playbox (US) Inc.

By letter of intent dated April 18, 2005 and a Share Exchange Agreement ("Agreement") dated May 23, 2005 and as amended June 30, 2005 with PlayBOX MEDIA LIMITED ("PlayBOX"), a United Kingdom corporation, wherein Boyd agreed to issue to the shareholders of Playbox 12,000,000 Boyd shares in exchange for the 2,085,000 shares that constituted all the issued and outstanding shares of Playbox. On March 24, 2006, Playbox completed the reverse acquisition (“RTO”) under the Agreement with Boyd. Immediately before the date of the RTO, Boyd had 100,000,000 common shares authorized and 5,705,139 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 2,085,000 issued and outstanding shares of common stock of Playbox were exchanged for 12,000,000 Boyd shares on an approximate 5.755 to 1 basis.

PlayBOX was incorporated on August 21, 2003 and is a technology and marketing company, headquartered in London, England. The accompanying financial statements are the historical financial statements of PlayBOX.

The major asset of Playbox is the worldwide license (the “License”) to exploit software that provides an integrated music interface and music collection manager running on Windows, Linux and Macintosh operating systems. This software is currently being marketed to both the end-user music listener and to record industry companies to enable such companies to embed this software into their websites in order to provide seamless access to on-line music for sale. The software has also been developed to enable the end-user to control their music collection being managed by the Playbox software wirelessly from commonly used devices such as the listeners’ music system or cell phone and to be able to synchronize their music cross-platform with portable music players (iPod, MP3 player, or PDA).

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has a working capital deficiency of $330,853, an accumulated deficit of $3,271,685 and has incurred an accumulated operating cash flow deficit of $689,620 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

Thereafter, the Company will be required to seek additional funds, either through equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

a)	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

b)	Basis of Consolidation

These consolidated financial statements include the accounts of PlayBOX MEDIA LIMITED since its incorporation on August 21, 2003 and Playbox (US) Inc. since the reverse acquisition on March 24, 2006. All intercompany balances and transactions have been eliminated.

c)	Fiscal Period

The Company’s fiscal year ends on September 30.

d)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

f)	Development Stage Company

The Company is a development stage company as defined by SFAS No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

g)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with an initial maturity of three months or less.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

h)	Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful
life (in years)
Office and computer equipment	3

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

i)	Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

j)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met under SAB No. 104, “Revenue Recognition in Financial Statements”: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured.

Revenue arises from the following sources: creation of web-based music interfaces; provision of hosting and bandwidth services; and revenue share services.

Revenues from the creation of web-based music interfaces come from set-up fees based on the number of tracks to be uploaded and the number of hours of development time to complete the interface and are recognized when all of the following SAB No. 104 criteria are met: a web-based interface development agreement is signed with an estimate of the total cost based on agreed upon specifications. Revenue from the development of web-based interfaces is recognized in accordance with the completed performance method. Under this method, revenue is recognized at the completion of the web-based interface as the service transaction taken as a whole can be deemed to have taken place on completion of the development. Collectability is reasonably assured as the Company receives the agreed set-up fee prior to allowing access to the web- based interface.

Revenues from the provision of hosting and bandwidth services come from a one time hosting set-up fee and monthly fees based on disk space and bandwidth to be provided and are recognized when all of the following SAB No. 104 criteria are met: a website hosting agreement is signed with an initial term of six months and from month to month thereafter until terminated by either party. Each agreement has a hosting price structure where prices can be determined.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

j)	Revenue Recognition – Continued

Revenue from the one time set-up fee is deferred and recognized over the initial term of six months and revenue received from monthly fees is recognized at the end of the month, when hosting services, server bandwidth and customer support was made available to the client for the month. Collectability is reasonably assured as the Company receives a one time set-up fee prior to the provision of the services. Monthly fees are received in advance of each month, which is recorded as deferred revenue, and are recognized when the monthly service is rendered.

Revenues from the revenue share services element come from a set revenue share percentage of music download purchases, as set out in each customer’s agreement and are recognized when all of the following SAB No. 104 criteria are met: a distributor agreement is signed with initial and renewal terms determined on a case-by-case basis. Revenue is recognized when the minimum revenue share threshold of British Pounds Sterling (“GBP”) 100, every payment period, is achieved. If the revenue share is less than GBP 100, payments shall be carried over to the next due payment date. Collectability is reasonably assured as the Company collects its revenue share directly from the secure online payment system which it utilizes prior to transferring net revenues to the customer.

k)	Foreign Currency Translations

The Company’s functional currency is GBP. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

	i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

	ii)	Non-monetary assets and liabilities, and equity at historical rates, and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

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

l)	Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included in general and administrative expenses in the accompanying statements of operations.

m)	Shipping and Handling Charges

Shipping and handling costs are included in cost of sales in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2. Significant Accounting Policies – Continued

n)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that such assets will not be recovered.

o)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

p)	Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties.

q)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

r)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Western Europe and United States.

s)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

s)	Stock-Based Compensation – Continued

The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. As the Company had no invested stock options outstanding on the adoption date the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

t)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

u)	Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“LPS”) on the face of the statement of operations. Basic LPS is computed by dividing the net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding including convertible debt, stock options and share purchase warrants, using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on LPS. The diluted LPS equals the basic LPS since the potentially dilutive securities are anti-dilutive.

v)	Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' deficiency at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

w)	Software Costs

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet.

x)	Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. As at the current period-end, the Company does not have any capital lease obligations. Payments under operating leases are expensed as incurred.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

2.	Significant Accounting Policies – Continued

y)	Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in the Comapnys fiscal year beginning October 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

3.	Property and Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	September 30,	September 30,
	Cost	Depreciation	2007	2006

Office and computer equipment	$1,887	$1,887	$-	$568

4.	Intellectual Property

On March 31, 2006 the Company acquired from its majority stockholder, the PlayBOX Technology by issuing 10,000,000 common shares. The PlayBOX Technology is an integrated music interface and music collection manager running on Windows, Linux and Macintosh operating systems. The acquisition is a related party transaction. The value assigned was $2,500,000, being equal to the most recent share transaction of the Company of $0.25 per share. This amount was written-off as the Company determined the PlayBOX Technology was impaired in accordance with paragraph 34 of SOP 98-1 and FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

5.	Loan Payable

During the year, the Company received loan advances from Karada Ltd. (“Karada”), an unrelated third party. As at September 30, 2007, the loan balance was $18,100.

On July 1, 2007, the Company entered into a formal loan agreement with Karada to clarify the interest and repayment terms of the advances and also provide further funding. The loan has a draw down facility which is unsecured and available in minimum tranches of $5,000 up to a maximum of $250,000 bearing interest at a rate of 5% per annum calculated monthly, for a period of five years ending July 1, 2012. The loan is due on demand after the maturity date. In the event of a default, the interest rate increases to 10% per annum calculated monthly. In addition, a lending fee of $1,000 will be applied to the balance owing and due on the maturity date.

6.	Related Party Balances and Transactions

a)

The amounts due and/or accrued to related parties of $201,231 (September 30, 2006 - $65,018) are non-interest bearing, unsecured and due on demand. Included in due to related parties are $27,335 (September 30, 2006 - $24,998) owing to a corporate shareholder of the Company, $7,927 (September 30, 2006 - $7,249) and $27,644 (September 30, 2006 - $14,045) owing to two separate companies with directors in common with a corporate shareholder of the Company, and $138,325 (September 30, 2006 - $18,726) owing to a company with an officer in common with a corporate shareholder of the Company.

b)	During the year ended September 30, 2007, the Company paid $10,417 (September 30, 2006 - $45,314) in salary to its managing director.

c)	During the year ended September 30, 2007, the Company paid $11,815 (September 30, 2006 - $10,806) for rent to a company with directors in common with a corporate shareholder of the Company.

d)

During the year ended September 30, 2007, the Company paid $119,599 (September 30, 2006 - $18,726) for consulting fees to a company with an officer in common with a corporate shareholder of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

7.	Capital Stock

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

a)

The number of shares outstanding presented in these financial statements relating to share transactions taking place prior to March 24, 2006 has been restated to reflect the approximate 5.755:1 ratio based upon the 12,000,000 Boyd shares issued on March 24, 2006 to acquire the shares of PlayBOX MEDIA LIMITED (Note 1).

b)	On March 31, 2006, the Company issued 520,000 common shares at $0.25 per share in full settlement of the $130,000 promissory notes payable and related interest of $191.

c)

On March 31, 2006, the Company issued 10,000,000 common shares at $0.25 per share being the consideration paid by the Company’s majority stockholder when it acquired the PlayBOX Technology from a third party (Note 4).

d)	On July 14, 2006, the Company issued 300,000 common shares at $0.25 per share for total cash consideration of $75,000.

e)

On May 30, 2007, the Company issued for cash 320,000 units comprised of 320,000 shares at $0.25 and 320,000 share purchase warrants exercisable at $0.50 for two years from date of issuance. At September 30, 2007, all of these warrants were outstanding.

The Company has not granted any stock options since inception.

8.	Segmented Information

Details on a geographic basis as at September 30, 2007 are as follows:

	Western
	Europe		U.S.A.	Total
Assets	$5,849		$382	$6,231
Revenue	$443		$-	$443
Loss for the period	$(54,457)		$(240,179)	$(294,636)

Details on a geographic basis as at September 30, 2006 are as follows:
	Western
	Europe		U.S.A.	Total
Assets	$28,218		$56	$28,274
Revenue	$540	$		$540
Loss for the period	$(106,027)		$(2,620,150)	$(2,726,177)

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

9.	Income Taxes

a) A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	September 30,	September 30,
	2007	2006

Loss before income taxes	$(294,636)	$(2,726,177)

Expected income tax recovery	$(97,998)	$(872,376)
Items not deductible for income tax purposes and tax
losses for which an income benefit has not been
recognized	13,085	849,882
Change in valuation allowance and other	84,913	22,494

Net refundable amount	$-	$-

Represented by:
Current income tax	$-	$-
Deferred income tax recovery	$-	$-

b)	The significant components of the Company's future income tax assets and liabilities, after applying substantially enacted corporate income tax rates are as follows:

	As at	As at
	September 30,	September 30,
	2007	2006

Future income tax assets
Net operating losses	$307,913	$214,400
Intellectual property costs deductible for tax purposes	765,000	773,600

Future income tax asset	1,072,913	988,000
Less: Valuation allowance	(1,072,913)	(988,000)

Net future tax asset	$-	$-

The Company has incurred net operating losses for UK tax purposes of approximately $411,000 (2006 – $357,000) which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also had accumulated net operating losses for U.S. federal income tax purposes of approximately $543,000 (2006 – $313,000), which can be used to reduce taxable income and will expire through 2027. In addition, the Company has $2,250,000 (2006 – 2,417,000) of intellectual property costs deductible for tax purposes at $167,000 per year.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

10.	Non-Cash Transactions

The following is a schedule of non-cash investing and financing transactions:

			Cumulative
			From
			Incorporation
	For the	For the	August 21,
	Year Ended	Year Ended	2003 to
	September 30,	September 30,	September 30,
	2007	2006	2007
Shares issued for acquisition of
PlayBOX MEDIA LIMITED	$-	$(28,833)	$(28,833)
Shares issued for consulting services	$-	$-	$6,085
Shares issued to related party for
debt	$-	$-	$159,064
Shares issued for intellectual
property(Note 4)	$-	$2,500,000	$2,500,000
Shares issued for debt	$-	$130,191	$130,191
Acquisition of Assets and Liabilities of
Boyd Holdings Inc.:
Assets	$-	$32,170	$32,170
Liabilities	$-	$191,629	$191,629

11.	Commitment

By agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has a director in common with a company that had a director in common with a corporate shareholder of the Company. The monthly payment for general consulting services is $9,362 (GBP5,000) for a minimum of one year beginning on August 1, 2006. At September 30, 2007, $138,325 (GBP70,000) was accrued (Note 6a). This agreement automatically renewed on a month-to-month basis with the same terms and conditions. At any time, either party may terminate this agreement with one month’s advance written notice.

12.	Subsequent Event

On December 14, 2007 the Company signed a letter of intent for the proposed acquisition of 100% of the issued capital of U.K based Delta Leisure Group Plc ("Delta"), an established distributor of an extensive catalogue of major music CD's, DVD's and video's throughout the UK and Europe. Pursuant to the terms of the letter of intent, the Company and Delta have agreed that the Company will acquire 100% of the issued capital of Delta for a combination of cash and stock. The completion of the transaction is subject to, inter alia, completion of satisfactory due diligence by the Company; the execution of a formal share purchase agreement; the receipt of all necessary approvals; and the completion by the Company of a minimum of $7m of debt or equity financing, which funds will be used to pay the cash component of the acquisition and provide working capital to allow the Company to execute on its business plan. Delta, whose registered office is in Orpington, UK, holds 75% of the shares in Delta Music Limited. Delta Music Limited has two subsidiaries: Delta Home Entertainment Ltd., and Delta Music Merchandising Ltd.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
US Funds

12.	Subsequent Event – Continued

On November 5, 2007 the Company entered into a consulting agreement for a period of one year and thereafter on a month to month basis. In terms of the agreement the Company must issue the consultant 200,000 of its common share which were deemed to be earned at the time the agreement was executed.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial
Disclosure

We received notice, effective January 16, 2007, of the resignation of Staley, Okada & Partners, Chartered Accountants (“Staley, Okada”) as our principal independent accountant. The resignation follows a transaction whereby certain assets of Staley, Okada were sold to PricewaterhouseCoopers and a number of the professional staff and partners of Staley, Okada joined PricewaterhouseCoopers. Our board of directors has accepted the resignation of Staley, Okada as principal independent accountant.

The report of Staley, Okada dated November 2, 2006 on our consolidated balance sheets as at September 30, 2006 and 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations, and cash flows for each of the years ended September 30, 2006 and 2005 and the period from incorporation (August 21, 2003) to September 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

In connection with the audit of the period from incorporation (August 21, 2003) to September 30, 2006 and during the subsequent interim period through to the date of their resignation, there were no disagreements between the Company and Staley, Okada on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Staley, Okada, would have caused them to make reference thereto in its report on our audited consolidated financial statements.

Effective January 29, 2007, we engaged Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, as our principal independent accountant.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Burden. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal year ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the year ended September 30, 2007.

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

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons Governance; Compliance with Section 16(a) of the Exchange Act. and Corporate

Our executive officers and directors and their respective ages as of December 31, 2007 are as follows:

Directors:

Name of Director	Age

Robert Burden	30

Henry (Harry) C. Maloney	64

Executive Officers:

Name of Executive Officer	Age	Office

Robert Burden	30	President, Chief Executive Officer, Chief (Principal) Financial Officer, Secretary and Treasurer

Henry (Harry C. Maloney	64	Director of Business Strategy

Robert Burden

Robert Burden is our president, secretary, treasurer and sole director. Mr. Burden was appointed to our board of directors and as our president and secretary and treasurer on May 24, 2006, concurrent with the closing of our acquisition of our subsidiary, PlayBOX UK. Mr. Burden has been the managing director of PlayBOX UK since May 2004, and continues to serve in that capacity. He works closely with our third party partners on the development and marketing of our PlayBOX online music software.

In addition to his two years of experience at PlayBOX UK, Mr. Burden has over four years of experience in sales and marketing which he gained in both the UK and South Africa. From November 2002 until he joined PlayBOX UK in May 2004, he was an account manager with Interactive Prospect Targeting Ltd., a UK-based IT company specializing in data capture and online direct marketing. From December 1999 until December 2001, Mr. Burden was a sales manager at CHA Media Sales Ltd., a UK-based publisher of B2B technical periodicals. Prior to that he was a trainee manager at Viper Advertising, a South African company that managed sales of direct market promotional programs, from January 1997 to December 1997. He holds a Marketing Management Diploma from Damelin Business College in Durban, South Africa.

Mr. Burden currently devotes the majority of his business time and efforts to our Company, although he also provides consulting services to a mobile service provider.

Henry (Harry) C. Maloney

Henry (Harry) C. Maloney was appointed as a member of our board of directors on December 14, 2007 concurrent with his appointment as our Director of Business Strategy pursuant to an Executive Employment Agreement dated December 14, 2007.

Mr Maloney has worked in the UK music industry during the past 30 years, and during most of this time in executive positions. As Chairman of a multi-national music company, Apex Entertainment Group, during the period from 1997 to 2003 he made a number of acquisitions in the entertainment industry. From 1993 to 1997, Mr Maloney was commercial director for BMG Record, where he delivered five new business areas to the company and delivered 40% of the company’s profits, including catalogue exploitations of acts such as Annie Lennox, Take That and Elvis Presley. BMG’s Commercial Division grew under Mr. Maloney’s guidance to a turnover approaching US $28m. Recently, Mr. Maloney was the interim director of independent services at BPI (the British Record Industry’s Trade Association) from 2003 to 2006. Mr. Maloney was appointed as a director of BPI in July 2006 and continues to act as a director of BPI. In addition, Mr. Maloney has acted as an independent business advisor to a number of businesses in the United Kingdom entertainment industry from 2003 to present alongside his positions with BPI.

Mr. Maloney currently devotes his full-time efforts to our business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than Mr. Burden and Mr. Maloney described above.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, we will consider seeking suitable candidates for election as directors, and establishing various committees, during the current fiscal year.

Family Relationships

We do not currently anticipate electing or appointing as directors or officers of our company any persons who are related to each other or to our existing officer and director.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Promoters

The term “promoter” is defined in Rule 405 under the Securities Act of 1933 to include, with reference to an issuer such as the Company, any person who, acting alone or in conjunction with one more persons, directly or indirectly takes initiative in founding and organizing the business of the issuer, as well as any person who, in connection with the founding and organizing of business of the issuer, directly or indirectly receives in consideration of services and/or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

Ms. Cocker, Mr. Burden, Mr. Maloney, Outlander Management and PlayBOX Inc. are considered promoters of the Company, having taken the initiative in organizing our current business.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2007 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Robert Burden, President, CEO, CFO and Director	One	Nil	Nil
Henry (Harry) C. Maloney	None	Nil	Nil
PlayBOX Inc. (Greater than 10% Shareholder)	One	Nil	Nil

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
The Keydata Technology Partnership I LLP (Greater than 10% Shareholder)	One	Nil	Nil

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to our officers for the fiscal years ended September 30, 2007 and 2006.

No compensation was paid to our officers other than the cash and stock option compensation set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robert Burden, President(1)	2007 2006	10,417 45,314	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. Burden has been our chief executive officer since March 24, 2006. Ms. Annette Cocker was our chief executive officer from April 1, 2005, the date of our incorporation, to March 24, 2006, the date she was replaced by Mr. Burden. We did not pay any compensation to Ms. Cocker during this period.

Employment Agreements

Robert Burden

Robert Burden provides his services as managing director and employee of PlayBOX UK under contract between Mr. Burden and PlayBOX UK dated April 13, 2004. Mr. Burden’s salary was £30,000 per annum ($60,600 per annum based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00); however, effective July 1, 2006, Mr. Burden has agreed to a salary reduction, such that his salary is approximately £12,000 per annum ($24,240 per annum based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) . In addition, PlayBOX UK agreed to issue to Mr. Burden 245,000 ordinary shares of PlayBOX UK. By agreement, all 245,000 shares were issued to Mr. Burden prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,460,072 shares of our common stock upon completion of our acquisition of PlayBOX UK. No additional shares are issuable to Mr. Burden pursuant to his employment contracts.

Harry Maloney

Henry (Harry) C. Maloney provides his service as our Director of Business Strategy under an Executive Employment Agreement entered into between the Company and Mr. Maloney on December 14, 2007. Pursuant to the terms of the Executive Employment Agreement, Mr. Maloney will perform such duties and responsibilities as set out in the Executive Employment Agreement and as our board of director’s may from time to time reasonably determine and assign as is customarily performed by persons in an executive position. Mr. Maloney will report directly to our board of directors.

In consideration for Mr. Maloney’s services, we will pay Mr. Maloney an annual salary in the amount of 50,000 GBP and, provided that the Executive Employment Agreement is still in effect at the end of the first year of employment, the annual salary shall be increased to 60,000 GBP in the second year of Mr. Maloney’s employment; pay Mr. Maloney an annual performance bonus (the “Bonus”) based on 100% of the Annual Salary, subject to the Company achieving its proposed budget for the relevant fiscal year, which Bonus will be calculated on a pro rata basis should the Executive Employment Agreement be terminated prior to the end of the said fiscal year; issue to Mr. Maloney stock options of up to 5% of the number of shares of common stock of the Company outstanding as at the date of grant, at an exercise price of US$0.25 per share; provide Mr. Maloney a vehicle or cash payment equivalent to 750 GBP per month plus all costs associated with running a vehicle; provide Mr. Maloney private health insurance cover and life insurance coverage up to a sum of £500,000; and in addition, we have agreed to reimburse Mr. Maloney for all expenses incurred by Mr. Maloney relating to the performance of his duties and responsibilities to the Company substantiated by written expense accounts of not more than £5,000 per written expense receipt and not more than £10,000 in aggregate monthly expenses.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We have never granted any stock options to our directors and officers (i) during our most recent fiscal year ended September 30, 2007, or (ii) since the end of our most recent fiscal year on September 30, 2007.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended September 30, 2007, or (ii) since the end of our most recent fiscal year on September 30, 2007.

Outstanding Stock Options

Our directors and officers do not hold any options to purchase any shares of our common stock.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

		Amount and nature
		of beneficial owner (2)	Percentage
Title of class	Name and address of beneficial owner		of class (1)

Directors and
Officers

Common Stock	Robert Burden	1,410,072 shares	4.9%
	Flat 5, 392 Upper Richmond Road, Putney
	London, England SW15 6JJ

Common Stock	All executive officers and directors as a group	1,410,072 shares	4.9%
5% Shareholders

Common Stock	PlayBOX Inc. (3) 306 Victoria House, Victoria Mahé, Seychelles	5,831,835 shares	20.1%

Common Stock	The Keydata Technology Partnership 1 LLP (4) 4 Bedford Row, London WC1R 4DF	10,000,000 shares	35.0%

(1)	The percentage of class is based on 28,845,139 shares of common stock issued and outstanding as of January 11, 2008.

(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)

PlayBOX Inc. is beneficially owned by The Capai Trust. The trustee of The Capai Trust is Ultra Tech Systems Inc. The sole director of Ultra Tech Systems Inc. is N.D. Holdings Ltd., company whose sole director is Laura Mouck. As such, Laura Mouck has sole voting and dispositive power over the shares held of record by PlayBOX Inc.

(4)

The Keydata Technology Partnership 1 LLP is a limited liability partnership comprised of 165 equity partners and two designated partners, each of whom is a limited partner. Mr. Stuart Ford is a designated partner and is the administrator of the partnership pursuant to a services agreement between him and the partnership. The administrator is responsible for the administration of the business of the partnership and, subject to the partnership’s operating agreement, makes decisions regarding management of the business of the partnership. Accordingly, Mr. Ford has sole voting and dispositive power over the securities held by The Keydata Technology Partnership 1 LLP.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or our by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Submission of Matters to a Vote of Securities Holders

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Purchase of Founder’s Shares

Annette Cocker

Annette Cocker, our initial director and officer, acquired 500,000 shares of our common stock effective May 31, 2005, at a price of $0.001 per share. Ms. Cocker paid a total purchase price of $500 for these shares. Annette Cocker is the wife of Timothy M. Cocker, Director of MIR Technologies LLC, one of the four entities that had a license with respect to intellectual property rights in the PlayBOX application, which license was terminated on March 31, 2006, concurrent with our acquisition of the intellectual property rights in the PlayBOX application.

Robert Burden

Robert Burden is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director. Prior to our acquisition of PlayBOX UK, Mr. Burden was the managing director and a shareholder of PlayBOX UK. Under the share exchange agreement whereby we acquired PlayBOX UK as our wholly-owned subsidiary on March 24, 2006, Mr. Burden received 1,410,072 shares in our company in exchange for his shares in PlayBOX UK. Upon the acquisition of PlayBOX UK, Mr. Burden was appointed to replace Ms. Cocker as our sole officer and director.

Mr. Burden provides his services as managing director and employee of PlayBOX UK under contracts between Mr. Burden and PlayBOX UK dated April 13, 2004. Mr. Burden is obligated to devote his full business time to our business. Mr. Burden’s salary was £30,000 per annum ($60,600 per annum based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00); however, effective July 1, 2006, Mr. Burden has agreed to a salary reduction, such that his salary is approximately £12,000 per annum ($24,240 per annum based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) . In addition, PlayBOX UK agreed to issue to Mr. Burden up to maximum of 245,000 ordinary shares of PlayBOX UK. By agreement, all 245,000 shares were issued to Mr. Burden prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,410,072 shares of our common stock upon completion of our acquisition of PlayBOX UK. No additional shares are issuable to Mr. Burden pursuant to his employment contract.

PlayBOX Inc.

PlayBOX Inc. was one of the founding shareholders of PlayBOX UK and funded PlayBOX UK’s initial corporate activities. PlayBOX UK entered into a loan agreement dated October 4, 2003 with PlayBOX Inc. whereby PlayBOX Inc. agreed to extend a secured loan facility to PlayBOX UK in the maximum amount of £150,000 ($303,000, based on the foreign exchange rate on July 10, 2007 of $2.02:£1.00) . As at April 28, 2005, PlayBOX UK’s outstanding debt to PlayBOX Inc. under the secured loan facility was $159,064. PlayBOX UK and PlayBOX Inc. entered into a debt settlement agreement on April 28, 2005 whereby the outstanding debt was settled by the issuance to PlayBOX Inc. of 1,075,000 Ordinary A shares in the capital of PlayBOX UK. PlayBOX Inc. subsequently exchanged these shares for shares of our common stock upon completion of the Share Exchange Agreement on March 24, 2006.

PlayBOX Inc. was issued 9,956,835 shares of our common stock on March 24, 2006 upon the completion of our acquisition of PlayBOX UK pursuant to the Share Exchange Agreement. These shares were issued by us in exchange for PlayBOX Inc.’s shares in PlayBOX UK. The cost to PlayBOX Inc. of its shares in PlayBOX UK was $170,683, being: (i) $159,064 for the shares issued upon the debt settlement, (ii) £1 ($2 based on a foreign exchange rate on August 21, 2003 of $1.5845: £1.0000) for the purchase of its initial shares of PlayBOX UK, and (iii) £6,549 ($11,617 based on a foreign exchange rate on April 30, 2004 of $1.7744: £1.0000) for a subsequent purchase of shares of PlayBOX UK. PlayBOX Inc. subsequently transferred 4,125,000 shares to five of the selling shareholders named herein in private transactions.

PlayBOX Inc. and The Keydata Technology Partnership 1 LLP

We purchased the PlayBOX online music application from PlayBOX Inc. on March 31, 2006 pursuant to an intellectual property acquisition agreement between us and PlayBOX Inc. dated March 31, 2006. This acquisition followed the concurrent re-acquisition by PlayBOX Inc. of the intellectual property from The Keydata Technology Partnership 1 LLP. We issued 10,000,000 shares of our common stock to PlayBOX Inc. in consideration of these intellectual property assets. PlayBOX Inc. in turn transferred 10,000,000 shares of our common stock to The Keydata Technology Partnership 1 LLP in connection with the acquisition of the PlayBOX application from The Keydata Technology Partnership 1 LLP.

The Keydata Technology Partnership 1 LLP was not a party that was related to us at the time of our execution of the asset purchase agreement with PlayBOX Inc. The Keydata Technology Partnership 1 LLP became one of our principal shareholders as a result of the completion of these transactions. The Keydata Technology Partnership 1 LLP is a limited liability partnership organized under the laws of the United Kingdom. We are advised that there are 165 equity partners in The Keydata Technology Partnership 1 LLP and that Mr. Stuart Ford is the administrator of the partnership and a designated partner. The divestiture by The Keydata Technology Partnership 1 LLP of the PlayBOX online music application was approved by the limited partners at an extraordinary general meeting of the limited partners called for that purpose of approving the transaction.

The Keydata Technology Partnership 1 LLP is not a related party to PlayBOX Inc.

Each of these agreements is described in detail above under “Organization since Incorporation” and “Description of Business – Corporate Organization.”

Outlander Management

Outlander Management, a private corporation that was one of PlayBOX UK’s founding shareholders and provided administration services to PlayBOX UK, was issued 575,540 shares of our common stock on March 24, 2006 in exchange for the shares of PlayBOX UK held by Outlander Management. The cost to Outlander Management of its shares in PlayBOX UK was £1,000 ($1,774 based on a foreign exchange rate on April 30, 2004, of $1.7744:£1.0000) .

As of June 30, 2005, Outlander Management no longer provided such services to us. As at September 30, 2005, we had an amount payable to Outlander Management of $23,532 for management services. This amount increased to $24,998 as of September 30, 2006 and to $27,335 as of September 30, 2007 due to a change in the foreign exchange rate between the British pound and the U.S. dollar.

Azuracle

As at September 30, 2005, we owed $2,644 to Azuracle for rent for the period from July 1 to September 30, 2005. As at September 30, 2006, we owed $14,045 to Azuracle for rent payments up to that date. As at September 30, 2007, we owed $27,644 to Azuracle for rent payments up to that date. Azuracle is a related party to us because Azuracle had a director in common with Outlander Management, one of our promoters, during an approximately two-month period from November to December 2004. The name of the director in common is Ulrik Debo, who has served as director of Azuracle since November 2004. Mr. Debo served as director of Outlander Management from February to December 2004. Azuracle has agreed to defer the payment of the outstanding amounts which we owe them until such time as we have arranged and received sufficient funding to pay our accrued liabilities.

DeBondo Capital Limited

As at September 30, 2006, we owed $18,726 to DeBondo Capital Limited under a consulting services agreement that we entered into with them on August 1, 2006. We paid consulting fees of $119,599 to Debondo Capital during fiscal 2007. As at September 30, 2007, we owed $138,325 to DeBondo Capital Limited under this agreement. DeBondo Capital Limited is a related party to us because it has a director in common (Ulrik Debo) with Azuracle, which is a related party to us as described in the immediately preceding paragraph.

DeBondo Capital Inc.

As at September 30, 2005, we owed £3,871 ($6,824 based on a foreign exchange rate on September 30, 2005 of $1.7628:£1.000) to DeBondo Capital Inc. for advances made to pay for some of our expenses. This amount increased to $7,249 as at September 30, 2006 and to $7,927 as at September 30, 2007 as a result of a change in exchange rates. DeBondo Capital Inc. is a related party to us because it has a director in common with Outlander Management, one of our promoters. The name of the director in common is Joachim Bondo. The advances from DeBondo Capital Inc. were made at our request in order to provide funds for our operating expenses. The advances are not subject to any written loan or other agreement and are not subject to any interest accrual. The advances are payable upon demand, but DeBondo Capital Inc. has agreed to defer the payment of the outstanding amount that we owe them until such time as we have arranged and received sufficient funding to pay our accrued liabilities.

Item 13.	Exhibits

The following exhibits are included with this Annual report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Letter Agreement between PlayBOX UK and Robert Burden regarding appointment of Robert Burden as Managing Director of PlayBOX UK dated effective April 13, 2004
10.3(1)	Employment Agreement between PlayBOX UK and Robert Burden dated effective May 1, 2004

Exhibit
Number	Description of Exhibit
10.4(1)	Service Agreement dated August 4, 2004 between PlayBOX UK and Outlander Management
10.5(1)	Loan Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc.
10.6(1)	Debenture Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc. evidencing the indebtedness of PlayBOX UK under the Loan Agreement
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between PlayBOX UK and PlayBOX Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Boyd Holdings Inc., PlayBOX UK and the stockholders of PlayBOX UK
10.9(1)	Closing Agreement dated March 24, 2006 amongst PlayBOX (US) Inc. and PlayBOX UK and the shareholders of PlayBOX UK
10.10(1)	Asset Purchase Agreement dated March 31, 2006 between PlayBOX (US) Inc. and PlayBOX Inc.
10.11(1)	Termination and Release Agreement dated March 31, 2006 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.12(1) 10.13(1)	Subscription agreement between the Company and Annette Cocker dated April 8, 2005 relating to the Company's private offering of 500,000 shares Form of subscription agreement relating to our May 31, 2005 private offering of securities.
10.14(1)	Form of subscription agreement relating to our August 31, 2005 private offering of securities.
10.15(1) 10.16(2)	Regulation S Debt Conversion Agreement dated March 31, 2006 between the Company and Hillside Investment Corporation. Form of subscription agreement relating to our July 14, 2006 private offering of securities.
10.17(3)	Service Agreement dated July 1, 2005 between PlayBOX UK and Azuracle Limited
10.18(3)	Letter Agreement dated December 28, 2006 between PlayBOX UK and Robert Burden
10.19(3)	Consulting Services Agreement dated August 1, 2006 between PlayBOX (US) Inc. and DeBondo Capital Limited
10.20(4)	Form of subscription agreement relating to our May 25, 2007 private offering of securities.
10.21(5)	Executive Employment Agreement between the Company and Henry (Harry) C. Maloney dated December 14, 2007.
31.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2006.

(2)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on October 10, 2006.

(3)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 3) filed with the Securities and Exchange Commission on January 18, 2007.

(4)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 6) filed with the Securities and Exchange Commission on July 12, 2007.

(5)	Filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(6)	Filed as an exhibit to this annual report on Form 10-KSB

Item 14.	Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended September 30,
	2007	2006
Audit Fees	$9,500	$33,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$2200
All Other Fees	$Nil	$31,002
Total	$9,500(1)	$66,702(2)

(1)	Attributable to services provided by our current independent public accountant, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants.

(2)	Attributable to services provided by our former independent public accountant, Staley Okada & Partners, Chartered Accountants.

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

By:	/s/ Robert Burden
Robert Burden
Chief Executive Officer and Chief Financial Officer
Date: January 14, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Burden Robert Burden	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Director	January 14, 2008
/s/ Henry (Harry) C. Maloney Henry (Harry) C. Maloney	Director of Business Strategy and Director	January 14, 2008