Form 10QSB
period 2007-12-31
PLAYBOX (US) INC.
filed 2008-02-19
CIK 1365359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2007

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____to _____

Commission File Number: 000-52753

PLAYBOX (US) INC.
(Name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1187
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,845,139 shares of common stock as of February 18, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our PLAYBOX online music application, our ability to successfully market our PLAYBOX online music application, our ability to continue development and upgrades to the PLAYBOX online music application, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PLAYBOX (US) INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
December 31, 2007

INDEX

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Playbox (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

PLAYBOX (US) INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$4,277	$5,909
Accounts receivable	572	322
	$4,849	$6,231

LIABILITIES
Current
Accounts payable	$138,746	$100,207
Accrued liabilities	20,114	35,646
Due to related parties	237,517	201,231
	396,377	337,084

Loan payable	25,810	18,100

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 common shares with $0.001 par
value
Issued: 28,845,139 (September 30, 2007 – 28,845,139)	28,845	28,845
Additional paid-in capital	2,906,055	2,906,055
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-

Accumulated Comprehensive Loss	(95)	(12,168)
Deficit - Accumulated during the development stage	(3,352,143)	(3,271,685)
	(417,338)	(348,953)
	$4,849	$6,231

Contingency (Note 1)
Commitments (Note 2)

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Sales	$-	$144	$1,364
Cost of Sales	-	-	777
Gross Margin	-	144	587
General and Administrative Expenses
Accounting and auditing	22,030	29,119	246,266
Bank charges	266	226	1,498
Consulting and technical support	31,904	-	179,304
Depreciation	-	211	1,887
Development	-	-	29,152
Filing fees	-	1,405	5,257
Intellectual property	-	-	2,500,000
Investor relations	-	-	18,000
Legal	17,724	9,878	107,726
Marketing and public relations	-	-	31,325
Office and miscellaneous	-	2,820	13,990
Rent	3,068	2,874	41,318
Salaries and benefits	4,161	37,960	161,430
Transfer agent fees	-	847	2,040
Travel and entertainment	-	85	3,564
	79,153	85,425	3,342,757

Loss from Operations	(79,153)	(85,281)	(3,342,170)
Other Income (Expense)
Foreign exchange (loss) gain	(1,305)	61	(10,707)
Interest income	-	15	734
Net Loss	$(80,458)	$(85,205)	$(3,352,143)

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	28,845,139	28,525,139

Comprehensive Loss
Net Loss	$(80,458)	$(85,205)	$(3,352,143)
Foreign currency translation adjustment	12,073	(2,920)	(95)
Total Comprehensive Loss	$(68,385)	$(88,125)	$(3,352,238)

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Operating
Net Loss	$(80,458)	$(85,205)	$(3,352,143)
Items not involving cash:
Depreciation	-	211	1,887
Shares for consulting services	-	-	6,085
Shares for intellectual property	-	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(250)	(638)	(572)
Accounts payable	38,539	(5,909)	86,170
Accrued liabilities	(15,532)	23,282	11,252
Net cash flows used in operations	(57,701)	(68,259)	(747,321)

Investing
Cash acquired on purchase –
Playbox Media Limited	-	-	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	-	-	128,739

Financing
Due to Boyd Holdings Inc.	-	53,189	32,170
Amounts due to related parties	36,286	-	237,517
Loan from related party	-	-	159,064
Loan payable	7,710	-	25,810
Share issuances for cash	-	-	168,393
Net cash flows from financing activities	43,996	53,189	622,954

Effect of exchange rate changes	12,073	(2,920)	(95)

Change in Cash	(1,632)	(17,990)	4,277
Cash - Beginning	5,909	26,433	-
Cash - Ending	$4,277	$8,443	$4,277

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.	Commitments

By Agreement dated August 1, 2006, the Company entered into a one-year Consulting Agreement with a related company that has a director in common with a company that had a director in common with a corporate shareholder of the Company. The monthly payment for general consulting services is $9,362 (GBP 5,000) for a minimum of one year beginning on August 1, 2006. At December 31, 2007, $169,002 (GBP 85,000) was accrued. This agreement automatically renewed on a month-to-month basis with the same terms and conditions. At any time, either party may terminate this agreement with one month’s advance written notice.

On November 5, 2007 the Company entered into a consulting agreement for a period of one year and thereafter on a month to month basis. In terms of the agreement the Company must issue the consultant 200,000 of its common share which were deemed to be earned at the time the agreement was executed. As of February 19, 2008, these shares have not been issued as the consultant has not yet commenced work for the Company.

By Agreement dated December 14, 2007, the Company entered into an Executive Employment Agreement with Mr. Henry C. Maloney with respect to the appointment of Mr. Maloney as an executive officer of the Company. The annual salary for Mr. Maloney’s services is $99,865 (GBP50,000). As of December 31, 2007, $4,161 (GBP2,083) has been accrued.

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

Playbox (US) Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Unaudited)

As of February 19, 2008, the acquisition has not closed as the Company has been unable to raise the $7m of financing required under the agreement. Should the Company continue to be unsuccessful, the letter of intent will be terminated.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ended December 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three month period ended December 31, 2007.

Overview of Our Business

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

We have completed the development of the PlayBOX online music application. However, we have only commenced the process of commercializing our technology and we have had very minimal sales to date. While we have achieved initial sales, these sales cannot be viewed as significant in relation to our operating expenses. Furthermore, we are presently not earning any revenues. Accordingly, we are in the early development stage of our business. Further, we will require additional financing in order to complete commercialization of our PlayBOX online music application. As a result of our limited financing, our operations during the past year have been scaled back to reflect our limited financial resources. Accordingly, we have not advanced our business to the extent that we had planned during the past year. We have recently brought in a director of business strategy, Mr. Harry Maloney, to assist us in securing additional clients and advancing our business operations.

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

We have entered into negotiations regarding the form of the Definitive Agreement, however the Definitive Agreement has neither been finalized nor executed to date. Accordingly, there is no assurance that any definitive acquisition agreement will be entered into. Further, there is no assurance that we will be able to raise the financing necessary to enable it to complete the acquisition, even if a definitive acquisition agreement is entered into.

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

We had cash of $4,277 and working capital deficit of $391,528 as at December 31, 2007. We anticipate that our planned expenditures over the next twelve months in the amount of $175,000 will exceed our cash reserves and working capital. As a result, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate based on our current cash and working capital deficit and our planned expenses that we will not be able to fund our operations beyond the next few months without additional financing. We anticipate that we will require financing in the amount of approximately $560,000 in order to carry out our plan of operations for the next twelve months.

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

Results Of Operations – Three months ended December 31, 2007 and 2006

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and 2006, respectively.

			Cumulative
			From
			Incorporation
	For the Three	For the Three	August 21,
	Months Ended	Months Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007
Sales	$-	$144	$1,364
Cost of Sales	-	-	777
Gross Margin	-	144	587
General and Administrative Expenses
Accounting and auditing	22,030	29,119	246,266
Bank charges	266	226	1,498
Consulting and technical support	31,904	-	179,304
Depreciation	-	211	1,887
Development	-	-	29,152
Filing fees	-	1,405	5,257
Intellectual property	-	-	2,500,000
Investor relations	-	-	18,000
Legal	17,724	9,878	107,726
Marketing and public relations	-	-	31,325
Office and miscellaneous	-	2,820	13,990
Rent	3,068	2,874	41,318
Salaries and benefits	4,161	37,960	161,430
Transfer agent fees	-	847	2,040
Travel and entertainment	-	85	3,564
	79,153	85,425	3,342,757

Loss from Operations	(79,153)	(85,281)	(3,342,170)
Other Income (Expense)
Foreign exchange (loss) gain	(1,305)	61	(10,707)
Interest income	-	15	734
Net Loss	$(80,458)	$(85,205)	$(3,352,143)

Revenue

We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further initial sales in fiscal 2006 and 2007. Our initial sales were attributable to sales of web hosting services that we provide to The Little Bazaar, which is our initial and only current paying customer. Our sales continue to be insignificant in terms of our overall operating expenses. We did not generate any sales during the first three month period of fiscal 2008 compared to $144 generated during the first three month period of fiscal 2007. Our sales continue to be insignificant in terms of our overall operating expenses. There is no assurance that we will raise the necessary financing to enable us to resume full business operations achieve significant revenues.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses were $22,030 during the first three month period of fiscal 2008 as compared to $29,119 during the first three month period of fiscal 2007. These fees are attributable mainly to auditing, accounting and regulatory compliance expenses.

Consulting and Technical Support

Our consulting and technical support expenses increased to $31,904 during the first three month period of fiscal 2008 compared to $Nil during the first three month period of fiscal 2007.

Intellectual Property

We did not incur any expenses on any intellectual property during the first three month period of fiscal 2008 nor during fiscal 2007. We determined in fiscal 2006 that the carrying amount of the PlayBOX intellectual property was not recoverable and impaired in accordance with paragraph 34 of SOP 98-1 and FASB 144. As a result, we wrote-off in fiscal 2006 the cost to us of $2,500,000 when we acquired the PlayBOX intellectual property on March 31, 2006.

Legal

Our legal expenses are attributable to legal fees paid to our legal counsel in connection with our statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses increased significantly to $17,724 during the first three month period of fiscal 2008 from $9,878 during the first three month period of fiscal 2007 as a result of legal expenses incurred in connection with our proposed acquisition of Delta Music.

Office and Miscellaneous

Office expenses are comprised of general office and administrative expenses not covered under our agreement with Azuracle. These expenses decreased to $Nil during the first three month period of fiscal 2008 as compared to $2,820 during the first three month period of fiscal 2007.

Rent

Rent expense was attributable to amounts paid on account of our rent of shared office premises in London, England. We originally paid these amounts to Outlander Management until we replaced our agreement with Outlander Management with our agreement with Azuracle on July 1, 2005. Our rent expense increased slightly to $3,068 during the first three month period of fiscal 2008 as compared to $2,874 during the first three month period of fiscal 2007. The minor increase resulted from a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

Salaries and benefits are primarily comprised of salary paid to Robert Burden, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director. Our salaries and benefits decreased to $4,161 during the first three month period of fiscal 2008 as compared to $37,960 during the first three month period of fiscal 2007 because Mr. Burden agreed to lower his monthly salary effective July 1, 2006.

Loss from Operations and Net Loss

Our loss from operations decreased to $80,458 during the first three month period of fiscal 2008 as compared to $85,205 during the first three month period of fiscal 2007 and a net loss of $3,352,143 from inception to December 31, 2007.

Liquidity And Capital Resources

As at December 31, 2007, we had cash of $4,277 and a working capital deficit of $391,528 and as at September 30, 2007, we had cash of $5,909 and a working capital deficit of $330,853.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $175,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $560,000 in order to enable us to sustain our operations for the next twelve months. We note that this amount does not include any funds that we may expend in concluding any acquisition of Delta Music.

Cash used in Operating Activities

We used cash of $57,701 in operating activities during the first three month period of fiscal 2008 compared to $68,259 during the first three month period of fiscal 2007. Since inception, we have used cash of $747,321 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first three month period of fiscal 2008 nor during the first three month period of fiscal 2007. We acquired cash of $130,626 during fiscal 2006 as a result of our acquisition of PlayBOX UK.

Cash from Financing Activities

We generated cash of $43,996 from financing activities during the first three month period of fiscal 2008 compared to cash of $53,189 generated from financing activities during the first three month period of fiscal 2007.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Burden. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2007.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Letter Agreement between PlayBOX UK and Robert Burden regarding appointment of Robert Burden as Managing Director of PlayBOX UK dated effective April 13, 2004
10.3(1)	Employment Agreement between PlayBOX UK and Robert Burden dated effective May 1, 2004
10.4(1)	Service Agreement dated August 4, 2004 between PlayBOX UK and Outlander Management
10.5(1)	Loan Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc.
10.6(1)	Debenture Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc. evidencing the indebtedness of PlayBOX UK under the Loan Agreement
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between PlayBOX UK and PlayBOX Inc.

Exhibit
Number	Description of Exhibit
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Boyd Holdings Inc., PlayBOX UK and the stockholders of PlayBOX UK
10.9(1)	Closing Agreement dated March 24, 2006 amongst PlayBOX (US) Inc. and PlayBOX UK and the shareholders of PlayBOX UK
10.10(1)	Asset Purchase Agreement dated March 31, 2006 between PlayBOX (US) Inc. and PlayBOX Inc.
10.11(1)	Termination and Release Agreement dated March 31, 2006 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.12(1)	Subscription agreement between the Company and Annette Cocker dated April 8, 2005 relating to the Company's private offering of 500,000 shares
10.13(1)	Form of subscription agreement relating to our May 31, 2005 private offering of securities.
10.14(1)	Form of subscription agreement relating to our August 31, 2005 private offering of securities.
10.15(1)	Regulation S Debt Conversion Agreement dated March 31, 2006 between the Company and Hillside Investment Corporation.
10.16(2)	Form of subscription agreement relating to our July 14, 2006 private offering of securities.
10.17(3)	Service Agreement dated July 1, 2005 between PlayBOX UK and Azuracle Limited
10.18(3)	Letter Agreement dated December 28, 2006 between PlayBOX UK and Robert Burden
10.19(3)	Consulting Services Agreement dated August 1, 2006 between PlayBOX (US) Inc. and DeBondo Capital Limited
10.20(4)	Form of subscription agreement relating to our May 25, 2007 private offering of securities.
10.21(5)	Executive Employment Agreement between the Company and Henry (Harry) C. Maloney dated December 14, 2007.
31.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2006.

(2)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on October 10, 2006.

(3)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 3) filed with the Securities and Exchange Commission on January 18, 2007.

(4)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 6) filed with the Securities and Exchange Commission on July 12, 2007.

(5)	Filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(6)	Filed as an exhibit to this quarterly report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

By:	/s/ Robert Burden
Robert Burden
Chief Executive Officer and Chief Financial Officer
Date: February 19, 2008