Form 10-Q
period 2008-03-31
PLAYBOX (US) INC.
filed 2008-05-15
CIK 1365359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____to _____

Commission File Number: 000-52753

PLAYBOX (US) INC.
(Name of issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID 5EU
(Address of principal executive offices)

+44 (0) 20 7031 1187
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ x ] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 28,845,139 shares of common stock as of May 12, 2008.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our PLAYBOX online music application, our ability to successfully market our PLAYBOX online music application, our ability to continue development and upgrades to the PLAYBOX online music application, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PLAYBOX (US) INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2008

INDEX

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Playbox (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q:

Page

Consolidated Balance Sheets as at March 31, 2008 (unaudited) and September 30, 2007 (audited)	F-2

Consolidated Statements of Operations for the three and six months ended March 31, 2008 and 2007 and for the period from incorporation (August 21, 2003) to March 31, 2008	F-3

Consolidated Statements of Cash Flows for the three and six months ended March 31, 2008 and 2007 and for the period from incorporation (August 21, 2003) to March 31, 2008	F-4

Notes to Consolidated Financial Statements	F-5

PLAYBOX (US) INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$4,145	$5,909
Accounts receivable	691	322
	$4,836	$6,231

LIABILITIES
Current
Accounts payable	$142,658	$100,207
Accrued liabilities	42,674	35,646
Due to related parties	270,365	201,231
	455,697	337,084

Loan payable	30,810	18,100

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common Stock
Authorized: 100,000,000 common shares with $0.001 par
value
Issued: 28,845,139 (September 30, 2007 – 28,845,139)	28,845	28,845
Additional paid-in capital	2,906,055	2,906,055
Obligation to issue shares (Notes 2 and 3)	70,000	-
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value
Issued: Nil	-	-

Accumulated Comprehensive Loss	(10,255)	(12,168)
Deficit - Accumulated during the development stage	(3,476,316)	(3,271,685)
	(481,671)	(348,953)
	$4,836	$6,231

Contingency (Note 1)
Commitments (Notes 2 and 3)
Subsequent events (Note 4)

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
Sales	$-	$146	$-	$290	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	-	146	-	290	587
General and Administrative
Expenses
Accounting and auditing	10,056	10,931	32,086	40,050	256,322
Bank charges	476	219	742	445	1,974
Consulting and technical
support (Note 3)	79,907	-	111,811	58,825	259,211
Depreciation	-	169	-	380	1,887
Development	-	-	-	-	29,152
Filing fees	1,520	1,070	1,520	2,475	6,777
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	18,000	-	18,000	18,000
Legal	7,466	8,061	25,190	17,939	115,192
Marketing and public
relations	-	-	-	-	31,325
Office and miscellaneous	694	840	694	3,660	14,684
Rent	2,968	2,931	6,036	5,805	44,286
Salaries and benefits	25,179	32,411	29,340	11,546	186,609
Transfer agent fees	130	-	130	85	2,170
Travel and entertainment	-	9	-	856	3,564
	128,396	74,641	207,549	160,066	3,471,153
Loss from Operations	(128,396)	(74,495)	(207,549)	(159,776)	(3,470,566)
Other Income (Expense)
Foreign exchange (loss)
gain	4,223	519	2,918	580	(6,484)
Interest income (expense)	-	(7)	-	8	734
Net Loss	$(124,173)	$(73,983)	$(204,631)	$(159,188)	$(3,476,316)
Loss per Share – Basic
and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares
Outstanding	28,845,139	28,525,139	28,845,139	28,525,139

Comprehensive Loss
Net Loss	$(124,173)	$(73,983)	$(204,631)	$(159,188)	$(3,476,316)
Foreign currency translation
adjustment	(10,160)	(149)	1,913	(3,001)	(10,255)
Total Comprehensive Loss	$(134,333)	$(74,132)	$(202,718)	$(162,189)	$(3,486,571)

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			From
			Incorporation
	For the Six	For the Six	August 21,
	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,
	2008	2007	2008
Operating
Net Loss	$(204,631)	$(159,188)	$(3,476,316)
Items not involving cash:
Depreciation	-	380	1,887
Shares for consulting services	50,000	-	56,085
Shares for intellectual property	-	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(369)	(199)	(691)
Accounts payable	42,451	80,150	90,082
Accrued liabilities	7,028	(6,201)	33,812
Net cash flows used in operations	(105,521)	(85,058)	(795,141)

Investing
Cash acquired on purchase –
Playbox Media Limited	-	-	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	-	-	128,739

Financing
Due to Boyd Holdings Inc.	-	66,932	32,170
Amounts due to related parties	69,134	-	270,365
Loan from related party	-	-	159,064
Loan payable	12,710	-	30,810
Convertible promissory note issuance	20,000		20,000
Share issuances for cash	-	-	168,393
Net cash flows from financing activities	101,844	66,932	680,802

Effect of exchange rate changes	1,913	(3,068)	(10,255)

Change in Cash	(1,764)	(21,194)	4,145
Cash - Beginning	5,909	26,433	-
Cash - Ending	$4,145	$5,239	$4,145

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Playbox (US) Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.	Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.	Promissory Note

On February 4, 2008, the Company issued a convertible promissory note for a total amount of $20,000. This note bears interest at 5% per annum and is repayable by August 4, 2008. On February 5, 2008, this note was converted to shares at $0.25 per share under a settlement agreement. As of May 5, 2008, these shares have not been issued.

3.	Commitments

a)

On November 5, 2007 the Company entered into a consulting agreement for a period of one year and thereafter on a month to month basis. In terms of the agreement the Company must issue the consultant 200,000 of its common share deemed to be earned at the time the agreement was executed. As of May 5, 2008, these shares have not been issued.

b)

By Agreement dated December 14, 2007, the Company entered into an Executive Employment Agreement with Mr. Henry C. Maloney with respect to the appointment of Mr. Maloney as an executive officer of the Company. The annual salary for Mr. Maloney’s services is $99,865 (GBP50,000). As of March 31, 2008, $29,340 (GBP14,583) has been accrued.

c)

The Company entered into a share purchase agreement March 28, 2008 with Laurence Adams and Jacqueline Adams for the proposed acquisition of U.K based Delta Music Limited, a United Kingdom company (“Delta Music”). The acquisition will be effected through the acquisition of 100% of the issued share capital of Delta Leisure Group Plc ("Delta Leisure"), a private company that owns 75% interest of the issued share capital of Delta Music, and 25% of the share capital of Delta Music. The consideration for the acquisition will be a combination of cash and shares of the Company’s common stock, as follows:

cash of 1,400,000 Pounds Sterling payable on closing of the acquisition, and a number of shares of the Company’s common stock equal to 10% of the Company’s common stock, on a fully diluted basis, to be issued on closing of the acquisition.
The acquisition will be subject the completion by the Company of a private placement financing to raise gross proceeds of no less than $4,000,000 by no later than June 30, 2008.

As of May 5, 2008, the acquisition has not closed as the Company has been unable to raise the $4,000,000 of financing required under the agreement. Should the Company continue to be unsuccessful, the agreement will be terminated.

Playbox (US) Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

4.	Subsequent Events

	a)	On April 11, 2008, the Company issued 639,647 common shares, pursuant to a debt settlement agreement with a fair value of $31,982 in full settlement of the loan payable.

	b)	On April 17, 2008, the Company received $100,000 as total cash consideration for the private placement of 2,000,000 common shares.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ended March 31, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six month period ended March 31, 2008.

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

Prospective Acquisition of Delta Leisure Group Plc

Further to the letter of intent dated December 14, 2007, we entered into a share purchase agreement dated March 28, 2008 (the “Share Purchase Agreement”) with Laurence Adams and Jacqueline Adams (the “Sellers”) for the proposed acquisition of U.K based Delta Music Limited, a United Kingdom company (“Delta Music”). The acquisition will be effected through the acquisition from the Sellers of 100% of the issued share capital of Delta Leisure Group Plc ("Delta Leisure"), a private company that owns 75% interest of the issued share capital of Delta Music, and 25% of the share capital of Delta Music. The consideration for the acquisition will be a combination of cash and shares of the Company’s common stock, as follows:

  cash of 1,400,000 Pounds Sterling (equal to approximately $2,746,000 as at May 12, 2008) payable on closing of the acquisition, and a number of shares of our common stock equal to 10% of our common stock, on a fully diluted basis, to be issued on closing of the acquisition.

The completion of the acquisition will be subject to the satisfaction of the conditions precedent to closing set forth in the Share Purchase Agreement by no later than June 30, 2008. These conditions include the following conditions, in addition to customary conditions of closing:

  the completion by us of a private placement financing to raise gross proceeds of no less than $4,000,000, and the delivery to us of financial statements of Delta Music and Delta Leisure as required to enable us to satisfy its reporting obligations under the Securities Exchange Act of 1934 arising as a result of the completion of the acquisition.

We have has also agreed to advance 100,000 Pounds Sterling (equal to approximately $196,000 as at May 12, 2008) to fund certain expenses to be incurred by the Sellers and Delta Music in connection with completion of the acquisition, including preparation of the required financial statements.

There is no assurance that we will be able to raise the financing necessary to enable it to complete the acquisition or to otherwise satisfy the conditions precedent to closing. Accordingly, there is no assurance that we will complete the acquisition.

Delta Music is an established distributor of an extensive catalogue of major music CD's, DVD's and video's throughout the United Kingdom and Europe. Delta Music has two subsidiaries, namely Delta Home Entertainment Ltd., and Delta Music Merchandising Ltd. Since its inception in 1993, the Delta Music group of companies has become one of the most recognized manufacturers and distributors of entertainment products in the United Kingdom with client distribution outlets including Universal, Asda, Tesco, Aldi, Sit-Up TV, TK Maxx, Toys-R-Us and Sainsbury's. In addition, Delta Music was an early mover in the growing on-line digital download industry.

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

Plan Of Operations

Our plan of operations for the next twelve months is to complete the acquisition of Delta Music. We anticipate that we will require approximately $200,000 to complete the acquisition of Delta Music during the next twelve months.

In addition, we plan to commercialize and generate revenues from our PlayBOX online music application, subject to our achieving additional financing. We plan to complete the following objectives within the time periods and budgets specified with respect to our Playbox business, subject to our achieving the necessary financing:

1.

We plan to carry out sales and marketing of our PlayBOX online music service with the objective of securing sales of our White Label interface to music artists and our Aggregator interface to record labels. Our Bespoke interfaces will be targeted predominantly towards companies involved in the music industry. We plan to undertake a number of marketing and promotional campaigns over the next 12 months with the objective of establishing sales momentum. We estimate $7,000 per month will be spent on our proposed marketing campaigns and promotions in that 12-month period, for anticipated total annual expenditures of $84,000. If we are able to complete the acquisition of Delta Music, we plan to incorporate Delta Music’s catalogue of music into our online service using the white label for Delta Music’s artists and the aggregators for the selection of the main catalogue.

2.

We anticipate spending approximately $10,000 over the next 12 months to various third parties to run our PlayBOX service. These parties’ elements are: (i) dedicated server through Open Hosting Ltd., (ii) ePDQ payment interface, provided by Barclaycard UK, and (iii) the administration of these elements in the PlayBOX system.

3.	We anticipate spending approximately $17,000 over the next twelve months in continuing the upgrading, development and design of our PlayBOX system.

These planned expenditures with respect to our Playbox business total approximately $111,000 over the next twelve months.

In addition, we anticipate incurring the following general and administrative expenses totaling approximately $104,000:

1.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of rent and office services, technical support and hosting services and general office expenses.

2.

We anticipate spending approximately $80,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

3.	We plan to expand our executive management team in order to add a chief financial officer.

4.	We plan to move our principal office to a dedicated serviced office from our current shared office premises.

5.	We plan to bring our management compensation packages up to date and regularize payments under these compensation arrangements.

We expect these administrative costs to be approximately $664,000 over the next twelve months. We may also seek to identify additional possible acquisitions in the music and technology industry. We believe that our position to identify and complete such acquisitions would be enhanced if we are able to complete the acquisition of Delta Music. Acquisitions would be directed at bolstering our present technology offering and content owners to give us a larger repertoire of music to distribute through our digital channel. In any event, our ability to complete any prospective acquisitions will be subject to our achieving the necessary financing to complete such acquisitions. There is no assurance that we will identify any possible acquisition targets who would agree to be acquired by us or that we will be able to raise the necessary funds to complete any acquisitions if we are able to enter into acquisition agreements. The amounts budgeted in our plan of operations do not include any amounts for the identification of possible acquisitions, the negotiation of any letters of intent or acquisition agreements or due diligence or other associated expenses.

We had cash of $4,145 and working capital deficit of $450,861 as at March 31, 2008. Based on our plan of operations outlined above, we anticipate that our planned expenditures over the next twelve months in the amount of approximately $975,000 will exceed our cash reserves and working capital. In addition, we will require approximately $2,750,000 to complete the acquisition of Delta Music. As a result, our cash and working capital is not sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate based on our current cash and working capital deficit and our planned expenses that we will not be able to fund our operations beyond the next few months without additional financing. We anticipate that we will require financing in the amount of approximately $560,000 in order to carry out our plan of operations for the next twelve months.

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

Results Of Operations – Three and six months ended March 31, 2008 and 2006

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and 2006, respectively.

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 21,
	Months Ended	Months Ended	Months Ended	Months Ended	2003 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
Sales	$-	$146	$-	$290	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	-	146	-	290	587
General and
Administrative Expenses
Accounting and auditing	10,056	10,931	32,086	40,050	256,322
Bank charges	476	219	742	445	1,974
Consulting and technical	79,907	-			259,211

support (Note 3)			111,811	58,825
Depreciation	-	169	-	380	1,887
Development	-	-	-	-	29,152
Filing fees	1,520	1,070	1,520	2,475	6,777
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	18,000	-	18,000	18,000
Legal	7,466	8,061	25,190	17,939	115,192
Marketing and public
relations	-	-	-	-	31,325
Office and miscellaneous			694	3,660
	694	840			14,684
Rent	2,968	2,931	6,036	5,805	44,286
Salaries and benefits	25,179	32,411	29,340	11,546	186,609
Transfer agent fees	130	-	130	85	2,170
Travel and entertainment			-	856
	-	9			3,564
	128,396	74,641	207,549	160,066	3,471,153
Loss from Operations	(128,396)	(74,495)	(207,549)	(159,776)	(3,470,566)
Other Income (Expense)
Foreign exchange (loss)
gain	4,223	519	2,918	580	(6,484)
Interest income (expense)
	-	(7)	-	8	734
Net Loss	$(124,173)	$(73,983)	$(204,631)	$(159,188)	$(3,476,316)
Loss per Share – Basic
and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares
Outstanding	28,845,139	28,525,139	28,845,139	28,525,139

Comprehensive Loss
Net Loss	$(124,173)	$(73,983)	$(204,631)	$(159,188)	$(3,476,316)
Foreign currency translation
adjustment	(10,160)	(149)	1,913	(3,001)	(10,255)
Total Comprehensive Loss	$(134,333)	$(74,132)	$(202,718)	$(162,189)	$(3,486,571)

Revenue

We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further initial sales in fiscal 2006 and 2007. Our initial sales were attributable to sales of web hosting services that we provide to The Little Bazaar, which is our initial and only current paying customer. Our sales continue to be insignificant in terms of our overall operating expenses. We did not generate any sales during the first six months of fiscal 2008 compared to $146 generated during the first three month period of fiscal 2007 and $290 generated during the first half of fiscal 2007. Our sales have been insignificant in terms of our overall operating expenses. There is no assurance that we will raise the necessary financing to enable us to resume full business operations achieve significant revenues.

We are presently not earning any revenues and anticipate that we will not earn revenues until such time as we are able to complete the acquisition of Delta Music, of which there is no assurance.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses were $32,086 during the first six months of fiscal 2008 as compared to $40,050 during the first six months of fiscal 2007. Our accounting and auditing expenses were $10,056 during the second quarter of fiscal 2008 as compared to $10,931 during the second quarter of fiscal 2007. These fees are attributable mainly to auditing, accounting and regulatory compliance expenses.

Consulting and Technical Support

Our consulting and technical support expenses were $111,811 during the first six months of fiscal 2008 as compared to $58,825 during the first six months of fiscal 2007. Our consulting and technical support expenses were $79,907 during the second quarter of fiscal 2008 as compared to $nil during the second quarter of fiscal 2007. Consulting expenses during the second quarter of fiscal 2008 were attributable to our engaging consultants to assist us in connection with the Delta Music acquisition transaction and in the process of raising funds to enable us to complete this acquisition.

Legal

Our legal expenses are attributable to legal fees paid to our legal counsel in connection with our statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses were $25,190 during the first six months of fiscal 2008 as compared to $17,939 during the first six months of fiscal 2007. Our legal expenses were $7,466 during the second quarter of fiscal 2008 as compared to $8,061 during the second quarter of fiscal 2007.

Rent

Rent expense was attributable to amounts paid on account of our rent of shared office premises in London, England. Our rent expense increased slightly in the first half of fiscal 2008 as compared to the first half of fiscal 2007 as a result of a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

By agreement dated December 14, 2007, we entered into an executive employment agreement with Mr. Henry C. Maloney with respect to the appointment of Mr. Maloney as an executive officer of the Company. The annual salary for Mr. Maloney’s services is $99,865 (GBP50,000). As of March 31, 2008, $29,340 (GBP14,583) has been accrued. Mr. Maloney’s salary resulted in our increase salaries and wages in fiscal 2008 compared to fiscal 2007

Our salaries and benefits in fiscal 2007 were attributable to salary paid to Robert Burden, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director. These salaries and benefits were minimal in fiscal 2007 because Mr. Burden agreed to lower his monthly salary effective July 1, 2006.

Loss from Operations and Net Loss

Our loss from operations increased to $207,549 for the first six months of fiscal 2008 as compared to $159,776 for the first six months of fiscal 2007. Our loss from operations increased to $128,396 for the second quarter of fiscal 2008 as compared to $74,495 for the second quarter of fiscal 2007.

Liquidity And Capital Resources

As at March 31, 2008, we had cash of $4,145 and a working capital deficit of $450,861 and as at September 30, 2007, we had cash of $5,909 and a working capital deficit of $330,853.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $975,000, as outlined above under the heading “Plan of Operations”, plus approximately $2,750,000 to pay the cash portion of the purchase price for the acquisition of Delta Music. We will not be able to complete the Delta Music acquisition or undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $975,000 in order to enable us to sustain our operations for the next twelve months. We note that this amount does not include any funds that we may expend in concluding any acquisition of Delta Music.

Cash used in Operating Activities

We used cash of $105,521 in operating activities during the first six month period of fiscal 2008 compared to $85,058 during the first six month period of fiscal 2007. Since inception, we have used cash of $795,141 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first six month period of fiscal 2008 nor during the first six month period of fiscal 2007. We acquired cash of $130,626 during fiscal 2006 as a result of our acquisition of PlayBOX UK.

Cash from Financing Activities

We generated cash of $101,844 from financing activities during the first six month period of fiscal 2008 compared to cash of $66,932 generated from financing activities during the first six month period of fiscal 2007.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Burden. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.	Risk Factors

Not required as we are a “smaller reporting company”, within the meaning of the Securities Exchange Act of 1934.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended March 31, 2008.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Letter Agreement between PlayBOX UK and Robert Burden regarding appointment of Robert Burden as Managing Director of PlayBOX UK dated effective April 13, 2004

Exhibit
Number	Description of Exhibit
10.3(1)	Employment Agreement between PlayBOX UK and Robert Burden dated effective May 1, 2004
10.4(1)	Service Agreement dated August 4, 2004 between PlayBOX UK and Outlander Management
10.5(1)	Loan Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc.
10.6(1)	Debenture Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc. evidencing the indebtedness of PlayBOX UK under the Loan Agreement
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between PlayBOX UK and PlayBOX Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Boyd Holdings Inc., PlayBOX UK and the stockholders of PlayBOX UK
10.9(1)	Closing Agreement dated March 24, 2006 amongst PlayBOX (US) Inc. and PlayBOX UK and the shareholders of PlayBOX UK
10.10(1)	Asset Purchase Agreement dated March 31, 2006 between PlayBOX (US) Inc. and PlayBOX Inc.
10.11(1)	Termination and Release Agreement dated March 31, 2006 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.12(1)	Subscription agreement between the Company and Annette Cocker dated April 8, 2005 relating to the Company's private offering of 500,000 shares
10.13(1)	Form of subscription agreement relating to our May 31, 2005 private offering of securities.
10.14(1)	Form of subscription agreement relating to our August 31, 2005 private offering of securities.
10.15(1)	Regulation S Debt Conversion Agreement dated March 31, 2006 between the Company and Hillside Investment Corporation.
10.16(2)	Form of subscription agreement relating to our July 14, 2006 private offering of securities.
10.17(3)	Service Agreement dated July 1, 2005 between PlayBOX UK and Azuracle Limited
10.18(3)	Letter Agreement dated December 28, 2006 between PlayBOX UK and Robert Burden
10.19(3)	Consulting Services Agreement dated August 1, 2006 between PlayBOX (US) Inc. and DeBondo Capital Limited

Exhibit
Number	Description of Exhibit
10.20(4)	Form of subscription agreement relating to our May 25, 2007 private offering of securities.
10.21(5)	Executive Employment Agreement between the Company and Henry (Harry) C. Maloney dated December 14, 2007.
10.22(6)	Share Purchase Agreement between the Company and Laurence Adams and Jacqueline Adams dated March 28, 2008
31.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2006.

(2)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on October 10, 2006.

(3)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 3) filed with the Securities and Exchange Commission on January 18, 2007.

(4)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 6) filed with the Securities and Exchange Commission on July 12, 2007.

(5)	Filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(6)	Filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

By:	/s/ Robert Burden
Robert Burden
Chief Executive Officer and Chief Financial Officer
Date: May 15, 2008