Form 10-Q
period 2008-06-30
PLAYBOX (US) INC.
filed 2008-08-19
CIK 1365359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ x ] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

29,663,293 shares of common stock as of August 15, 2008.

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

PLAYBOX (US) INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2008

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Playbox (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q:

Page

Consolidated Balance Sheets as at June 30, 2008 (unaudited) and September 30, 2007 (audited)	F-2

Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007 and for the period from incorporation (August 21, 2003) to June 30, 2008	F-3

Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2008 and 2007 and for the period from incorporation (August 21, 2003) to June 30, 2008	F-4

Notes to Consolidated Financial Statements	F-5

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30, 2008	September 30, 2007
ASSETS

Current Assets
Cash	$13,643	$5,909
Accounts receivable	1,391	322
Total Current Assets	$15,033	$6,231

LIABILITIES
Current Liabilities
Accounts payable	$98,374	$100,207
Accrued liabilities	3,041	35,646
Due to related parties	325,631	201,231
Total Current Liabilities	427,045	337,084

Long Term Liabilities
Loan payable	0	18,100
Total Long Term Liabilities	0	18,100

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 29,663,293 (June 30, 2008)	29,663	28,845
28,845,139 (September 30, 2007)
Obligation to issue shares	2,000	-
Additional paid-in capital	3,105,212	2,906,055
Accumulated Comprehensive Loss	(11,944)	(12,168)
Deficit - Accumulated during the development stage	(3,536,943)	(3,271,685)
	(412,012)	(348,953)
	$15,033	$6,231

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21, 2003
	Months Ended	Months Ended	Months Ended	Months Ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales	$-	$149	$-	$439	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	0	149	0	439	587
General and Administrative Expenses
Accounting and auditing	8,485	16,217	40,571	56,267	264,807
Bank charges	56	51	798	496	2,030
Consulting and technical support (Note 3)	3,973	30,059	115,783	88,884	263,183
Depreciation	-	172	-	552	1,887
Development	-	-	-	-	29,152
Filing fees	1,449	57	2,969	2,532	8,226
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	-	-	18,000	18,000
Legal	5,272	6,154	30,462	24,093	120,463
Marketing and public relations	7,513		7,513	-	38,838
Office and miscellaneous	3581	530	4,275	4,190	18,265
Rent	2,977	2,978	9,013	8,783	47,263
Salaries and benefits	24,702	99	54,042	11,645	211,311
Transfer agent fees	1,920	50	2,050	135	4,090
Travel and entertainment	474	9	474	865	4,038
	60,402	56,376	267,951	216,442	3,531,554
	(60,402)	(56,227)	(267,951)	(216,003)	(3,530,967)
Loss from Operations
Other Income (Expense)
Foreign exchange (loss) gain	(334)	(7,138)	2,585	(6,558)	(6,817)
Interest income (expense)	108	13	108	21	842
Net Loss	$(60,627)	$(63,352)	$(265,258)	$(222,540)	$(3,536,942)
	$0.00	$0.00	$(0.01)	$(0.01)
Loss per Share – Basic and Diluted
	29,284,483	28,225,139	28,991,053	28,561,476
Weighted Average Shares Outstanding

Comprehensive Loss
Net Loss	(60,627)	(63,352)	(265,258)	(222,540)	(3,536,942)
Foreign currency translation adjustment	(1,689)	(1,084)	224	4,875	(11,943)
	(62,316)	(64,436)	(265,034)	(217,665)	(3,548,885)

The accompanying notes are an integral part of these consolidated financial statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)
	For the Nine Months Ending June 30,2008	For the Nine Months Ending June 30,2007	Cumulative from Incorporation August 21, 2003 to June 30, 2008
Operating
Net Loss	$(265,258)	$(222,540)	$(3,536,942)
Items not involving cash:
Depreciation	-	552	1,887
Shares for consulting services	50,000	-	56,085
Shares for intellectual property	-	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(1,069)	620	(1,391)
Accounts payable	(1,833)	27,258	45,798
Accrued liabilities	(32,605)	(16,806)	(5,821)
Net cash flows used in operations	(250,765)	(210,916)	(940,384)

Investing
Cash acquired on purchase –	-	-	130,626
Playbox Media Limited
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	-	32,170
Amounts due to related parties	124,400	101,145	325,631
Loan from related party	-	-	159,064
Loan payable	(18,100)	14,100	-
Convertible promissory note issuance	20,000	-	20,000
Share issuances for cash	131,975	80,000	300,368
Net cash flows from financing activities	258,275	195,245	837,233

Effect of exchange rate changes	224	(4,875)	(11,943)

Change in Cash	7,734	(20,546)	13,643
Cash - Beginning	5,909	26,433	-
Cash - Ending	$13,643	$5,887	$13,643

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008

2.	Significant Accounting Policies
The following is a summary of significant accounting policies used in the preparation of these financial statements.
	a)	Basis of Consolidation

These consolidated financial statements include the accounts of PlayBOX MEDIA LIMITED since its incorporation on August 21, 2003 and Playbox (US) Inc. since the reverse acquisition on March 24, 2006. All intercompany balances and transactions have been eliminated.

	b)	Use of Estimates

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

	c)	Development Stage Company

The Company is a development stage company as defined by SFAS No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	d)	Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with an initial maturity of three months or less.
	e)	Revenue Recognition

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

f)	Foreign Currency Translations
The Company’s functional currency is GBP. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:
	i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
	ii)	Non-monetary assets and liabilities, and equity at historical rates, and
	iii)	Revenue and expense items at the prevailing rate on the date of the transaction.
Gains and losses on re-measurement are included in determining net income for the period
Translation of balances from the functional currency into the reporting currency is conducted as follows:
	ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
	ii)	Equity at historical rates, and
	iii)	Revenue and expense items at the prevailing on the date of the transaction.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

g)	Income Taxes

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

h)	Fair Value of Financial Instruments

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

i)	Segment Reporting

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

j)	Stock-Based Compensation

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

	k)	Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.
	l)	Loss per Share

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

	m)	Recently Adopted Accounting Standards

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

4.	Related Party Balances and Transactions
a)
The amounts due and/or accrued to related parties of $209,060 for the nine months ended June 30, 2008 are non-interest bearing, unsecured and due on demand. Included in due to related parties are amounts owing to a corporate shareholder, two separate companies with directors in common with a corporate shareholder, and to a company with an officer in common with a corporate shareholder.

	b)	During the nine months ended June 30, 2008, the Company has accrued $9,013 for rent to a company with directors in common with a corporate shareholder of the Company.
c)
By Agreement dated December 14, 2007, the Company entered into an Executive Employment Agreement with Mr. Henry C. Maloney with respect to the appointment of Mr. Maloney as an executive officer of the Company.  The annual salary for Mr. Maloney’s services is $99,865 (GBP50,000).  As of June 30, 2008, $54,042 (GBP27,083) has been accrued.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established, and agreed to by the related parties.
5.	Capital Stock
The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.
	a)	On April 21, 2008, the Company received $100,000 (GBP 49,192), from an unrelated party, for 2,000,000 common shares at $0.05 per share. As of July 24, 2008, the shares had not been issued.
	b)	On May 8, 2008, the Company issued 538,154 common shares at $0.06 per share in full settlement of a $31,975 loan and accrued interest with Karada Ltd., an unrelated third party.
	c)	On May 8, 2008, the Company issued 80,000 common shares at $0.25 per share in full settlement of the $20,000 convertible debenture with The Capai Trust.
	d)	On May 29, 2006, the Company issued 200,000 common shares in fulfillment of a Consulting agreement dated November 5, 2007 with Westport Strategic Partners Inc.
6.	Going Concern

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2008, the Company has an accumulated deficit of $3,536,943 and has incurred an accumulated operating cash flow deficit of $940,384 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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

7.	Subsequent Event

On July 2, 2008, the “Company” received notice of termination of the Share Purchase Agreement entered into by and between the Company and Laurence Adams and Jacqueline for the proposed acquisition of U.K based Delta Music Limited, a United Kingdom company. The terms of the Share Purchase Agreement allowed either party to terminate if the acquisition contemplated thereunder had not occurred prior to June 30, 2008.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month period ended June 30, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine month period ended June 30, 2008.

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

Our PlayBOX online music application consists of four dynamic interfaces, namely White Label, Aggregator, Bespoke and Jukebox that provide an interface between artists and content owners and their listeners via the Internet. The White Label interface provides artists a way to offer their music for sale to listeners via the Internet by enabling them to download individual songs either directly from our website or from the artist’s own website. The Aggregator interface allows small- to medium-sized record labels with a music catalogue of at least 50 tracks who wish to sell their tracks via an online downloading store with e-commerce, tracking, reporting and billing functions built in. The interface can be operated as a stand-alone website, or can be integrated into the client’s existing website. For our Bespoke interface, we hire independent web designers to create specialized interfaces for particular clients with unique needs and requirements quickly and cheaply. Finally, our PlayBOX Jukebox interface provides music listeners with a unique way to listen to their music and to manage their music collections visually on their personal computer. The PlayBOX Jukebox also lets users submit their personal ratings of the music they have stored on the Jukebox, and the Jukebox can even recommend other music that will match the user’s taste.

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

Prospective Acquisition of Delta Leisure Group, Plc.

On July 2, 2008, Playbox (US), Inc. (the “Company”) received notice of termination of that certain Share Purchase Agreement entered into by and between the Company and Laurence Adams and Jacqueline Adams (collectively “Adams”), as reported on Form 8-K and filed with the Securities and Exchange Commission on April 3, 2008. The terms of the Share Purchase Agreement allowed either party to terminate if the acquisition contemplated thereunder had not occurred prior to June 30, 2008.

Plan Of Operations

Our plan of operations for the next twelve months is to continue to seek out acquisition partners and to continue to  commercialize and generate revenues from our PlayBOX online music application, subject to our achieving additional financing. We plan to complete the following objectives within the time periods and budgets specified with respect to our Playbox business, subject to our achieving the necessary financing:

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

In addition, we anticipate incurring the following general and administrative expenses totaling approximately $64,000:

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

Further more, we expect to incur the following administrative costs of approximately $200,000 to:

1.	expand our executive management team in order to add a chief financial officer;

2.	move our principal office to a dedicated serviced office from our current shared office premises; and

3.	bring our management compensation packages up to date and regularize payments under these compensation arrangements.

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

We had cash of $13,643 and working capital deficit of $412,012 as at June 30, 2008. Based on our plan of operations outlined above, we anticipate that our planned expenditures over the next twelve months to be in the amount of approximately $375,000 which will exceed our cash reserves and working capital. As a result, our cash and working capital is not sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate based on our current cash and working capital deficit and our planned expenses that we will not be able to fund our operations beyond the next few months without additional financing. We anticipate that we will require financing in the amount of approximately $800,000 in order to carry out our plan of operations for the next twelve months.

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

Revenue Recognition

Revenues are recognized when all of the following criteria have been met under SAB No. 104, “Revenue Recognition in Financial Statements”: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

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

Results of Operations – Three and nine months ended June 30, 2008 and 2006

References to the discussion below to fiscal 2008 are to our current fiscal year which will end on September 30, 2008. References to fiscal 2007 and fiscal 2006 are to our fiscal years ended September 30, 2007 and 2006, respectively.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21, 2003
	Months Ended	Months Ended	Months Ended	Months Ended	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales	$-	$149	$-	$439	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	0	149	0	439	587
General and Administrative Expenses
Accounting and auditing	8,485	16,217	40,571	56,267	264,807
Bank charges	56	51	798	496	2,030
Consulting and technical support (Note 3)	3,973	30,059	115,783	88,884	263,183
Depreciation	-	172	-	552	1,887
Development	-	-	-	-	29,152
Filing fees	1,449	57	2,969	2,532	8,226
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	-	-	18,000	18,000
Legal	5,272	6,154	30,462	24,093	120,463
Marketing and public relations	7,513		7,513	-	38,838
Office and miscellaneous	3581	530	4,275	4,190	18,265
Rent	2,977	2,978	9,013	8,783	47,263
Salaries and benefits	24,702	99	54,042	11,645	211,311
Transfer agent fees	1,920	50	2,050	135	4,090
Travel and entertainment	474	9	474	865	4,038
	60,402	56,376	267,951	216,442	3,531,554
	(60,402)	(56,227)	(267,951)	(216,003)	(3,530,967)
Loss from Operations
Other Income (Expense)
Foreign exchange (loss) gain	(334)	(7,138)	2,585	(6,558)	(6,817)
Interest income (expense)	108	13	108	21	842
Net Loss	$(60,627)	$(63,352)	$(265,258)	$(222,540)	$(3,536,942)
	$0.00	$0.00	$(0.01)	$(0.01)
Loss per Share – Basic and Diluted
	29,284,483	28,225,139	28,991,053	28,561,476
Weighted Average Shares Outstanding

Comprehensive Loss
Net Loss	(60,627)	(63,352)	(265,258)	(222,540)	(3,536,942)
Foreign currency translation adjustment	(1,689)	(1,084)	224	4,875	(11,943)
	(62,316)	(64,436)	(265,034)	(217,665)	(3,548,885)

.

Revenue

We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further initial sales in fiscal 2006 and 2007. Our initial sales were attributable to sales of web hosting services that we provide to The Little Bazaar, which is our initial and only current paying customer. Our sales continue to be insignificant in terms of our overall operating expenses. We did not generate any sales during the first nine months of fiscal 2008 compared to $146 generated during the first nine month period of fiscal 2007. Our sales have been insignificant in terms of our overall operating expenses. There is no assurance that we will raise the necessary financing to enable us to resume full business operations achieve significant revenues.

We are presently not earning any revenues and anticipate that we will not earn revenues until such time as we are able to complete an acquisition, of which there is no assurance.

Accounting and Auditing

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements.

Our accounting and auditing expenses were $40,571 during the first nine months of fiscal 2008 as compared to $56,267 during the first nine months of fiscal 2007. Our accounting and auditing expenses were $8,485 during the third quarter of fiscal 2008 as compared to $16,217 during the third quarter of fiscal 2007. These fees are attributable mainly to auditing, accounting and regulatory compliance expenses.

Consulting and Technical Support

Our consulting and technical support expenses were $115,783 during the first nine months of fiscal 2008 as compared to $88,884 during the first nine months of fiscal 2007. Our consulting and technical support expenses were $3,973 during the third quarter of fiscal 2008 as compared to $30,059 during the third quarter of fiscal 2007. Consulting expenses during the third quarter of fiscal 2008 were attributable to our engaging consultants to assist us in connection with the Delta Music acquisition transaction and in the process of raising funds to enable us to complete this acquisition.

Legal

Our legal expenses are attributable to legal fees paid to our legal counsel in connection with our statutory obligations as a reporting company under the Exchange Act including the preparations and filings of our quarterly and annual reports with the SEC.

Legal expenses were $30,462 during the first nine months of fiscal 2008 as compared to $24,093 during the first nine months of fiscal 2007. Our legal expenses were $5,272 during the third quarter of fiscal 2008 as compared to $6,154 during the third quarter of fiscal 2007.

Rent

Rent expense was attributable to amounts paid on account of our rent of shared office premises in London, England. Our rent expense increased slightly in the first half of fiscal 2008 as compared to the first half of fiscal 2007 as a result of a decrease in the foreign exchange rate of the U.S. dollar in terms of the Great Britain pound.

Salaries and Wages

By employment agreement dated August 15, 2003 and amended July 20, 2004, the Company agreed to pay to the Managing Director $38,450 (GBP24,000) per annum plus 234,785 shares every three months to a maximum of 1,408,720 common shares. When the Company accepted a take-over offer, the balance of the 1,408,720 shares were issued. During the nine months ended June 30, 2008, $Nil was paid to the Managing Director in cash. The Managing Director waived his annual salary for the nine months ended June 30, 2008.

Loss from Operations and Net Loss

Our loss from operations increased to $267,951 for the first nine months of fiscal 2008 as compared to $216,003 for the first nine months of fiscal 2007. Our loss from operations increased to $60,402 for the third quarter of fiscal 2008 as compared to a loss of $56,376 for the third quarter of fiscal 2007.

Liquidity And Capital Resources

As at June 30, 2008, we had cash of $13,643 and a working capital deficit of $412,012 and as at September 30, 2007, we had cash of $5,909 and a working capital deficit of $330,853.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $375,000, as outlined above under the heading “Plan of Operations”. We will not be able to complete an acquisition or undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $800,000 in order to enable us to sustain our operations for the next twelve months.

Cash used in Operating Activities

We used cash of $250,765 in operating activities during the first nine month period of fiscal 2008 compared to $210,619 during the nine month period of fiscal 2007. Since inception, we have used cash of $940,348 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

Cash from Investing Activities

We did not use any cash in investing activities during the first nine month period of fiscal 2008 nor during the first nine month period of fiscal 2007.

Cash from Financing Activities

We generated cash of $258,275 from financing activities during the first nine month period of fiscal 2008 compared to cash of $195,245 generated from financing activities during the first nine month period of fiscal 2007.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Burden. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.	Risk Factors

Not required as we are a “smaller reporting company”, within the meaning of the Securities Exchange Act of 1934.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2008.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Letter Agreement between PlayBOX UK and Robert Burden regarding appointment of Robert Burden as Managing Director of PlayBOX UK dated effective April 13, 2004

Exhibit
Number	Description of Exhibit
10.3(1)	Employment Agreement between PlayBOX UK and Robert Burden dated effective May 1, 2004
10.4(1)	Service Agreement dated August 4, 2004 between PlayBOX UK and Outlander Management
10.5(1)	Loan Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc.
10.6(1)	Debenture Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc. evidencing the indebtedness of PlayBOX UK under the Loan Agreement
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between PlayBOX UK and PlayBOX Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Boyd Holdings Inc., PlayBOX UK and the stockholders of PlayBOX UK
10.9(1)	Closing Agreement dated March 24, 2006 amongst PlayBOX (US) Inc. and PlayBOX UK and the shareholders of PlayBOX UK
10.10(1)	Asset Purchase Agreement dated June 30, 2006 between PlayBOX (US) Inc. and PlayBOX Inc.
10.11(1)	Termination and Release Agreement dated June 30, 2006 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.12(1)	Subscription agreement between the Company and Annette Cocker dated April 8, 2005 relating to the Company's private offering of 500,000 shares
10.13(1)	Form of subscription agreement relating to our May 31, 2005 private offering of securities.
10.14(1)	Form of subscription agreement relating to our August 31, 2005 private offering of securities.
10.15(1)	Regulation S Debt Conversion Agreement dated June 30, 2006 between the Company and Hillside Investment Corporation.
10.16(2)	Form of subscription agreement relating to our July 14, 2006 private offering of securities.
10.17(3)	Service Agreement dated July 1, 2005 between PlayBOX UK and Azuracle Limited
10.18(3)	Letter Agreement dated December 28, 2006 between PlayBOX UK and Robert Burden
10.19(3)	Consulting Services Agreement dated August 1, 2006 between PlayBOX (US) Inc. and DeBondo Capital Limited

Exhibit
Number	Description of Exhibit
10.20(4)	Form of subscription agreement relating to our May 25, 2007 private offering of securities.
10.21(5)	Executive Employment Agreement between the Company and Henry (Harry) C. Maloney dated December 14, 2007.
10.22(6)	Share Purchase Agreement between the Company and Laurence Adams and Jacqueline Adams dated March 28, 2008
31.1(7)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(7)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2006.

(2)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on October 10, 2006.

(3)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 3) filed with the Securities and Exchange Commission on January 18, 2007.

(4)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 6) filed with the Securities and Exchange Commission on July 12, 2007.

(5)	Filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(6)	Filed as an exhibit to quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008.

(7)	Filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

By:	/s/ Robert Burden
Robert Burden
Chief Executive Officer and Chief Financial Officer
Date: August 15, 2008