Form 10-K
period 2008-09-30
PLAYBOX (US) INC.
filed 2009-01-13
CIK 1365359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to  ______

Commission File Number: 000-52753

PLAYBOX (US) INC.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)

Suite 3.19, 130 Shaftesbury Avenue, London, England	WID 5EU
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +44 (0) 20 7031 1187

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes    ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Index

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity: $1,684,822.20 as at January 5, 2009.

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes☐ No☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of January 5, 2009
Common Stock, $0.001 par value	54,186,299

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

Index

PLAYBOX (US) INC.
Annual Report on Form 10-K
For The Year Ended
September 30, 2008

Index

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risk and uncertainty regarding our ability to achieve commercial levels of sales of our PlayBOX online music application, our ability to successfully market our PlayBOX online music application, our ability to continue development and upgrades to the PlayBOX online music application and our mobile games technology, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2006, as amended, this annual report on Form 10-K, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Available Information

Playbox (US) Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

Index

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

We were incorporated on April 1, 2005 as Boyd Holdings Inc. under the laws of the State of Nevada. On April 18, 2005, we entered into a letter of intent with PlayBOX UK Media Limited (“PlayBOX UK”) proposing acquisition of PlayBOX UK subject to certain conditions, including raising a minimum of $200,000. PlayBOX UK was incorporated in the United Kingdom on August 21, 2003. The founding shareholders of PlayBOX UK were PlayBOX Inc., a private corporation incorporated in the Republic of Seychelles (“PlayBOX Inc.”) and Outlander Management, a private corporation (“Outlander Management”).

On May 23, 2005, we entered into a definitive share exchange agreement (the “Share Exchange Agreement”) with PlayBOX UK and the shareholders of PlayBOX UK. The Share Exchange Agreement originally contemplated a closing date of June 30, 2005. The closing date was extended by agreement in order to provide PlayBOX UK with more time to obtain necessary corporate approvals and to provide us with more time to raise the required financing.

On March 24, 2006, we acquired all of the issued and outstanding shares of PlayBOX UK pursuant to the terms and provisions of the Share Exchange Agreement in consideration of the issuance of an aggregate of 12,000,000 shares of our common stock to the shareholders of PlayBOX UK. On April 12, 2006, we changed our name to Playbox (US) Inc. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Subsidiary

We carried out our business operations through our wholly owned subsidiary, PlayBOX UK located in the United Kingdom. On July 1, 2008, we wound up PlayBOX UK and the financial results of PlayBOX UK have been reclassified as discontinued operations in our financial statements. See “Item 6. Management’s Discussion and Analysis or Plan of Operation”.

Principal Executive Office

Our principal executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England, W1D 5EU. Our telephone number is +44(0)20 7031 1187 and our fax number is +44(0)20 7031 1199.

Index

CURRENT BUSINESS OPERATIONS

General

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

Our PlayBOX online music application consists of four dynamic interfaces, namely White Label, Aggregator, Bespoke and Jukebox, which provide an interface between artists and content owners and their listeners via the Internet. The White Label interface provides artists a way to offer their music for sale to listeners via the Internet by enabling them to download individual songs either directly from our website or from the artist’s own website. The Aggregator interface allows small- to medium-sized record labels with a music catalogue of at least 50 tracks who wish to sell their tracks via an online downloading store with e-commerce, tracking, reporting and billing functions built in. The interface can be operated as a stand-alone website, or can be integrated into the client’s existing website. For our Bespoke interface, we hire independent web designers to create specialized interfaces for particular clients with unique needs and requirements quickly and cheaply. Finally, our PlayBOX Jukebox interface provides music listeners with a unique way to listen to their music and to manage their music collections visually on their personal computer. The PlayBOX Jukebox also lets users submit their personal ratings of the music they have stored on the Jukebox, and the Jukebox can even recommend other music that will match the user’s taste.

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

OVERVIEW OF THE PLAYBOX ONLINE MUSIC APPLICATION

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

Index

Interfaces

We offer four different specialized web-based interfaces that are based on our PlayBOX music application, each of which can be visually tailored to each client’s specifications. The interfaces can be linked to the client’s own website or hosted on our own servers. The following is a breakdown of the interfaces we offer.

White Label Interface. Our White Label interface is targeted towards unsigned artists looking for a simple and cost-effective way to:

•
Establish an online presence with little technical knowledge, enabling the client to upload their own content, personalise their interface and use real time tracking and download information provided by the PlayBOX application.

•
Stream their songs to listeners, either by a 30-second sample stream or a full stream of the song at either high or low speed to enable users to play all or part of a song with any type of Internet connection.

•	Offer users a free promotional download of their music.

•	Sell their songs online, including billing and e-commerce support for secure payments using debit and credit cards.

•
Build their fan base by interacting by e-mail directly with listeners who set up a personal account page on our website allowing an artist to provide interested listeners with information on upcoming events and news releases.

Pricing of the White Label interface depends on the number of tracks uploaded by the client and the functionality required of the interface. For example, if the client intends to use the interface only for marketing and not sales, e-commerce support services will not be required.

Aggregator Interface. Smaller record labels wishing to promote their artists and make their music catalogues available for purchase or streaming online frequently do not have the resources available in-house to set-up and manage their own web site. The PlayBOX Aggregator interface allows such potential clients to create and manage an interactive online download store for music catalogues of between 50 and 1,000 songs, complete with e-commerce, tracking, reporting and billing functions. The Aggregator interface is image-driven and offers music fans the opportunity to visually search through each client’s music catalogues by artist, track or album image in addition to a regular search function.

Index

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

Additional features of the Aggregator interface are:

•	A secure payment facility allowing users to purchase downloadable versions of music tracks.

•	The ability to capture user details through membership opt-in, allowing the aggregator to create a database of users and giving the user their own account page.

•	The ability to offer a sample of the artist’s track as a ringtone for users to download to their mobile phones.

•	An artist-only area where artists can interact with each other and upload their latest demo/promo for their peers to comment on.

•	An online forum where registered users can interact.

Pricing of the Aggregator interface is quoted on a per client basis in relation to the number of hours of development time required to satisfy each client’s particular needs.

Bespoke Interfaces. Independent website developers and designers that we hire on a project-by-project basis can create an interface to handle a range of specialized client requests. For example, PlayBOX recently created an interface for a music upload competition sponsored by one of its clients, The Little Bazaar. This interface allows registered music artists to upload their latest songs to the interface once per month. Downloaded songs are tracked by the interface and listed on a “Top 20” chart. The artists with the most downloaded tracks during that month become eligible to win a number of prizes sponsored by The Little Bazaar and PlayBOX. Each winner’s songs are displayed on the website, and users have the option to listen or download the songs. Winners from previous months are listed in a winners archive.

The Little Bazaar music upload competition is one example of the flexibility and functionality that our Bespoke interface can provide. The Little Bazaar is our only Bespoke interface to date, but other possible Bespoke interfaces include comprehensive chart listings, hard copy music or video sales, and websites incorporating elements from our White Label and Aggregator interfaces.

Music Jukebox Interface. The PlayBOX Music Jukebox interface is a free service which allows users to both listen to music and manage their personal computer music collections online in an image-driven environment, rather than a text-based one as most are. This feature will be of particular interest to users with a large music collection, and will allow them to organize and find the music they want in their own collections much more easily than with traditional means. Users can also rate the individual songs and albums in their collections, and the interface uses this information to recommend music from PlayBOX’s artist clients that might match the user’s tastes, based on the music in their own collection. The PlayBOX Music Jukebox also lets users transfer their music to and from portable devices which can play MP3 or other similar music files, and can stream the music directly to such portable devices. This interface acts as an integrated service with our other interfaces, which we believe will encourage use of our website and increase traffic.

Index

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

Index

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

Our typical Bit Rates for streaming are:

•	30 Second Sample: 64kbps – 220kbps

•	Full length track stream: 64kbps – 220kbps

•	Free Download: 64kbps – 220kbps

•	Paid-for Download – 220kbps+

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

Index

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

 ACQUISITION OF THE PLAYBOX APPLICATION

The PlayBOX online music application was originally developed by Just/Kidde APS, a company based in Sweden. In October 2003, the intellectual property rights to the PlayBOX online music application were originally acquired by Keydata Technology Partnership 1 LLP (“Keydata Technology”). The rights to the PlayBOX application were subsequently acquired by PlayBOX Inc. Subsequently, on September 12, 2003, PlayBOX Inc. entered into license agreements with four separate entities (collectively, the “License Agreements”) as follows: (i) HBI Sales Private Limited; (ii) Zacan Holdings Proprietary Limited; (iii) ICT/Europetec Limited; and (iv) MIR Technologies LLC (collectively, the “Licensees”). In accordance with the terms and provisions of the License Agreements, PlayBOX Inc. granted to each Licensee a license to exploit the PlayBOX application with each respective Licensee acquiring rights to a different territory. On March 30, 2004, the Licensees respectively entered into an agency exploitation agreement with PlayBOX UK as described below. The License Agreements were terminated on March 31, 2006 upon our acquisition of the PlayBOX online music application.

Index

Agency Exploitation Agreement

On March 30, 2004, PlayBOX UK entered into an agency exploitation agreement with the Licensees (collectively, the “Agency Exploitation Agreement”). In accordance with the terms and provisions of the Agency Exploitation Agreement, PlayBOX UK was appointed as the agent of the Licensees for the purpose of undertaking the commercial exploitation of the license rights to the PlayBOX online music application. PlayBOX UK was obligated to carry out the commercial exploitation of the PlayBOX application and to use its best efforts to achieve an exploitation result in accordance with an agreed upon exploitation forecast. In exchange for undertaking these duties, the Licensees agreed to pay to PlayBOX UK an amount equal to 25% of the gross income derived from the exploitation of those license rights. The Agency Exploitation Agreement was terminated on March 31, 2006 concurrently with our acquisition of the PlayBOX application from PlayBOX Inc., as described below. PlayBOX UK did not realize any gross income from the exploitation of the PlayBOX application or earn any payments during the term of the agency exploitation agreement.

Intellectual Property Asset Purchase Agreement

On March 31, 2006, we entered into an intellectual property asset purchase agreement (the “Intellectual Property Asset Purchase Agreement”) with PlayBOX Inc. pursuant to which we purchased the intellectual property rights to the PlayBOX online music application.

This acquisition followed the concurrent re-acquisition of the PlayBOX online music application by PlayBOX Inc. from Keydata Technology. We could not complete the acquisition of intellectual property assets directly from Keydata Technology due to the fact that Keydata Technology originally held the intellectual property assets subject to a security interest in favour of a creditor. PlayBOX Inc. was able to structure a transaction whereby it was able to acquire the intellectual property and arrange for the discharge of the security interest held by the creditor. This transaction structure required that Keydata Technology incorporate a wholly owned subsidiary and that the intellectual property be assigned to the wholly owned subsidiary. Keydata Technology and PlayBOX Inc. then entered into a share exchange agreement whereby PlayBOX Inc. acquired all of the shares of the wholly owned subsidiary. As part of this acquisition, the security interest held by the creditor against the intellectual property was discharged. PlayBOX Inc. was then able to sell the intellectual property assets free and clear of any security interest to us. We were not party to the share exchange agreement between Keydata Technology and PlayBOX Inc.

Therefore, we purchased the intellectual property rights to the PlayBOX online music application from PlayBOX Inc. pursuant to the Intellectual Property Asset Purchase Agreement. We issued 10,000,000 shares of our common stock to PlayBOX Inc. in consideration of the transfer to us of the intellectual property rights to the PlayBOX application. PlayBOX Inc. in turn transferred these 10,000,000 shares of our common stock to Keydata Technology in connection with its concurrent acquisition of the intellectual property rights to the PlayBOX application from Keydata Technology. See “ – Material Contracts”.

Index

MATERIAL CONTRACTS

Intellectual Property Asset Purchase Agreement

On March 31, 2006, we acquired the intellectual property rights to the PlayBOX online music application from PlayBOX Inc. in accordance with the terms and provisions of the Intellectual Property Asset Purchase Agreement for total consideration of the issuance of 10,000,000 shares of our restricted common stock. Concurrent with the completion of this acquisition, PlayBOX Inc. transferred the 10,000,000 shares of our common stock to Keydata Technology as part of its arrangement to re-acquire the intellectual property rights to the PlayBOX online music application from Keydata Technology. Keydata Technology is a limited liability partnership that was at arm’s length to PlayBOX Inc. Keydata Technology became one of our principal shareholders as a result of the completion of these transactions. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Jabeco Inc.

On November 25, 2008, we entered into a five-year consulting agreement (the “Consulting Agreement”) with Jabeco Inc., a music industry consulting firm located in the Commonwealth of Dominica (“Jabeco”). In accordance with the terms and provisions of the Consulting Agreement: (i) Jabeco shall provide consulting services to us in the area of securing music content from Asia in the form of music video content, music distribution technology, music distribution through Asian channels and portals both online and on mobile networks, and other directly related advisory services; and (ii) we shall issue to Jabeco 9,000,000 shares of our restricted common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters” and “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Azuracle Management Contract

We entered into a management contract with Azuracle Limited (“Azuracle”) on July 1, 2005 (the “Management Agreement”). In accordance with the terms and provisions of the Management Agreement, Azuracle provided us with office space in shared office premises and administration services, including telephone, reception and Internet access services. . Additional legal administration, financial, marketing and sales, meeting room, stationary and information technology support services are to be provided by Azuracle upon our request, at agreed upon rates. Effective approximately June 30, 2008 and based upon the winding up of the subsidiary, Azuracle has agreed to provide us the same office space rent free until such time as we have arranged and received sufficient funding to meet our operational obligations.  At that point, new rental terms will be negotiated. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Index

Employment Agreement

On December 14, 2007, we entered into an executive employment agreement (the “Employment Agreement”) with Henry Maloney with respect to his appointment as an executive officer. In accordance with the terms and provisions of the Employment Agreement, the annual salary for Mr. Maloney was $99,865. As of September 30, an aggregate of $63,042 has been accrued. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Material Contracts”, “Item 11. Executive Compensation” and Item 13. Certain Relationships and Related Transaction and Director Independence.”

Delta Music Limited

On March 28, 2008, we entered into a share purchase agreement (the “Share Purchase Agreement”) with Laurence Adams and Jacqueline Adams (the “Sellers”) for the proposed acquisition of U.K based Delta Music Limited, a United Kingdom company (“Delta Music”). The acquisition would have been effected through the acquisition from the Sellers of 100% of the total issued and outstanding shares of Delta Leisure Group Plc ("Delta Leisure"), a private company that owned 75% interest of the total issued and outstanding shares of Delta Music, and 25% of the share capital of Delta Music. The consideration for the acquisition would have been a combination of cash and shares of our common stock, as follows: (i) cash of 1,400,000 Pounds Sterling payable on closing of the acquisition, and (ii) a number of shares of our common stock equal to 10% of our common stock, on a fully diluted basis, to be issued on closing of the acquisition.

The completion of the acquisition was subject to the satisfaction of certain conditions precedent to closing set forth in the Share Purchase Agreement by no later than June 30, 2008. These conditions included the following in addition to customary conditions of closing: (i) the completion by us of a private placement financing to raise gross proceeds of no less than $4,000,000, and (ii) the delivery to us of financial statements of Delta Music and Delta Leisure as required to enable us to satisfy our reporting obligations under the Securities Exchange Act of 1934 arising as a result of the completion of the acquisition.

On July 2, 2008, we received notice of termination from the Sellers of termination of the Share Purchase Agreement. The terms of the Share Purchase Agreement provided that either party could terminate if the acquisition contemplated thereunder had not occurred prior to June 30, 2008. Therefore, as of the date of this Annual Report, the Share Purchase Agreement is deemed terminated. See “Item 1B. Unresolved Staff Comments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Material Commitments.”

Index

DEVELOPMENT OF PLAYBOX ONLINE MUSIC APPLICATION

Development Work Completed by Us

PlayBOX UK entered into the Agency Exploitation Agreement whereby it undertook to commercially exploit the PlayBOX application on behalf of the Licensees that had originally been granted license rights to the technology by PlayBOX Inc. Effective May 1, 2004, Robert Burden was hired as managing director of PlayBOX UK with a view to establish a commercially viable sales and marketing plan for the exploitation of the PlayBOX online music application. Mr. Burden set in place a number of technology development enhancement projects designed to allow PlayBOX UK to effectively exploit the PlayBOX application. These projects were completed by Xeris S.R.O., a software development company based in Prague. These projects included the following:

1.
first phase of the design and development of the White Label Interface, which commenced on November 1, 2004 and completed on February 1, 2005, and which involved designing and integrating the following operational features:

	a)	registration process
	b)	shopping basket
	c)	Barclays ePDQ integration
	d)	streaming track ability
	e)	free and paid-for download
	f)	ability to personalize front-end design of white label
	g)	tiered level of administration access for artist and PlayBOX administrator
	h)	secure certificate integration
	i)	tracking and reporting facility

2.
first phase of the design and development of the Aggregator Interface, which commenced on November 1, 2004 and completed on February 1, 2005, and which involved designing and integrating the following operational features:

	a)	registration process
	b)	shopping basket
	c)	Barclays ePDQ integration
	d)	streaming track ability
	e)	free and paid-for download
	f)	ability to personalize front-end design of white label
	g)	tiered level of administration access for artist and PlayBOX administrator
	h)	secure certificate integration
	i)	tracking and reporting facility
	j)	bulk email broadcast to registered users html and plain text
	k)	news and advertising personalization
	l)	about us, gigs, events pages added
	m)	top ten releases and new releases listings added
	n)	CD cover size track image added for download by consumers

Index

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

Index

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

Index

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

MARKETING STRATEGY

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

Index

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

First Phase – White Label. To successfully commercialize our online music application, we believe that we must complete a number of strategic initiatives. First, we plan to create awareness of our White Label interface, as this product will be the main focus of our initial marketing efforts. We will rely on direct contact with artists in the London, England area. Marketing materials will be simple and inexpensive, relying mainly on leafleting, fly posting and advertising in select industry trade press and magazines. To further enable efficient use of our marketing budget, PlayBOX has become a member of the British Phonographic Institute (BPI). The BPI is the governing body for the recording industry in the UK with ties to almost all aspects of the music industry including record labels, artist managers, distributors and retail organisations. As a member of the BPI, we have access to their database including contacts for all other BPI members. We plan to use this information to develop strategic partnerships with key live music venues and local promotion companies to host competitions and promote events. We believe that events like these will raise the profile of our service within our desired market while providing us with a first look at new artists. Once contact with a potential new client is initiated, we will attempt to sign these artists to initial contracts of at least 6 months, using the offer of one or two months of free use of the interface if the artist is willing to commit for longer. Once we have a number of artists signed to contracts, we anticipate that word of mouth will be a major factor in gaining the momentum that will be required to successfully grow this part of our business.

Second Phase – Aggregator. We expect that the marketing process for the Aggregator interface will be longer, as the record labels to which the interface will be targeted will likely wish to see a larger critical mass of product offerings on and users of the PlayBOX website before committing. PlayBOX’s membership in the BPI will be an important tool in accessing record label executives. We will also look at forming strategic partnerships or reseller arrangements with distribution companies and other companies that have access to a large number of record labels, including events and music promotion companies, music colleges, industry music commissions and associations and music development networks and agencies.

Third Phase. The next step will be to combine the White Label and Aggregator interfaces into a main PlayBOX portal, which we plan to be the hub for the system, and which will also offer these artists and labels another sales pipeline. This hub will initially service the UK, with the intention of launching the service into other markets once we have gained a foothold in the UK market.

Index

Marketing Activities to Date

Our marketing activities to date have been centered on raising the profile of the PlayBOX website to artists in the United Kingdom and introducing our online music application to prospective strategic partners. Our level of marketing activity has been restrained by our limited financial resources. We have limited our marketing efforts to date to free online resources such as forums, blogs and free advertisements on traditional music artists’ websites such as Artistmanager.com and RecordOfTheDay.com. Our focus has been to raise our profile through communications with key industry contacts. Once established in the UK, our goal is to move into the global music marketplace by launching our services in other countries, particularly in the United States, which is the largest music market. However, we do not have any current plans to expand beyond the UK because we believe that it is important to secure our brand in the UK before expanding to other countries.

Direct Marketing

PLAYBOX has developed a bespoke interface with CD distribution company, The Little Bazaar (www.littlebazaar.co.uk), which provides additional incentive for artists and record labels to try our service and begin the process of building a fan base through the PlayBOX website.

At present, PlayBOX has an agreement with Equal Records, a Swedish-based record label, which allows us to have a test version of our White Label interface running on their website.

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

Index

INTELLECTUAL PROPERTY

We own intellectual property rights including trade secrets and copyright relating to our online music application. We may seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including our developers. In general, a "trademark" is a distinctive word, phrase, logo, graphic symbol or other device that is used to identify the source of a product and to distinguish a product from anyone else's. As a general rule, trademark law confers legal protection to names, logos and other marketing devices that are distinctive. We may seek trademark protection of our logos in order to identify our services on the Internet and in the marketplace to prevent consumer confusion and to protect the means we chose to identify our services and products against use by competitors.

In general, a copyright gives the owner of a creative work the right to keep others from using the work without the owner's permission. In general, a creative work must meet three criteria to be protected by copyright: (i) it must be original; (ii) it must be fixed in a tangible medium of expression; and (iii) it must have at least some creativity, i.e. produced by an exercise of human intellect. We have not sought copyright protection of our website designs.

Our management believes that copyright and trademark protection may provide us with certain protections. As of the date of this Annual Report, we have obtained patent, copyright or trademark registrations for certain of our products. Therefore, since a copyright or trademarks have been issued for our products, we have the right to bring a copyright or trademark infringement action against a third party. Also, there is no assurance that such copyright and trademarks will not be attacked by third parties or that, if any such attack were made, it would not be successful. The costs in defending such copyright or trademark or prosecuting a copyright or trademark infringement action could be substantial.

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

Index

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

COMPLIANCE WITH GOVERNMENT REGULATION

In the United Kingdom, PlayBOX will need to acquire a Joint Online Download License through MCPS-PRS alliance (The Mechanical-Copyright Protection Society (MCPS), The Performing Right Society (PRS) and their operational alliance). This license will allow PlayBOX to sell copyrighted media through its networks on behalf of artists and record labels. The license covers all copyrighted works sold and a percentage of revenue earned from works sold is then paid monthly to the MCPS-PRS alliance. The cost to obtain the license includes a £500 set-up fee, a £200 per quarter ongoing license fee and a 8.5% revenue sharing fee. Given this expense, we have determined to pursue this license at such time as we sign up a client that would require that we obtain the license to sell copyrighted media through our networks.

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

The following is a breakdown of the main competitive elements that exist as of the date of this Annual Report.

Index

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

The following table shows the business models of the major competing digital music service providers:

Service	Core Offer	Payment Method	Unique Offering
iTunes	à-la-carte downloads	pay per song, music allowance accounts, gift certificates sold at iTunes and Apple Stores	audiobooks, share music samples via email, exclusive tracks and on- demand videos, customized playlists, transfer to portable player (iPod)
Napster 2.0	track streaming, customized streaming, à-la-carte downloads	monthly subscription for Napster Premium, pay per song, Napster Card sold at over 14,000 retailers	playlist recommendations and sharing, exclusive material (on- demand videos, free online music magazine, exclusive tacks, in- studio performances), transfer to portable player
Rhapsody	track streaming, customized streaming	monthly subscription, with additional charge for CD burning	access music from any PC
MusicMatch	Track streaming, customized streaming, à-la-carte downloads	one-off fee for MusicMatch Jukebox Plus, pay per song thereafter	transfer to portable players, personalize CD package, new music recommendations based on customer playlist
OD2 (branded by HMV, Fnac, MSN, etc.)	track streaming, à-la- carte downloads	pre-payment credits (activities such as downloads and streams have different credit value), pay per song, subscription	discounts for products paid with credits, transfer to portable player, news and special features with artists

Index

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

Digital Download Service Providers (DSP)

Our future goal is to be a digital download service provider by establishing our own online service to attract Internet users to our brand and our clients’ services. A digital download service provider offers the relevant services that allow a music company to start selling music downloads from their own personalized web shop. Some of the services offered include:

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

Index

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

Index

EMPLOYEES

As of the date of this Annual Report, we have one employee, namely Mr. Gideon Jung, who is our sole director and executive officer. See “Item 5. Market for Common Equity and Related Stockholder Matters”; “Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act; “Part 10. Executive Compensation”; and “Item 12. Certain Relationships and Related Transactions and Director Independence”.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities, which activities have been comprised of product and corporate development:

	Fiscal Year ended September 30, 2008	Fiscal Year ended September 30, 2007	Cumulative From Incorporation (August 21, 2003) to September 30, 2008
Amount of Research and Development Expenditures	$Nil	$Nil	$29,152

ITEM 1A. BUSINESS

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Index

Risks Related to Our Business

    As we have a limited operating history and our ability to exploit thePlayBOX online music application is untested, we may never earn revenuesor achieve profitability.

We were incorporated on April 1, 2005 and only acquired PlayBOX UK on March 24, 2006, which was wound up on July 1, 2008. PlayBOX UK’s experience with the PlayBOX online music application was limited to acting as an agent of the Licensees of the PlayBOX music online application with a contractual mandate to exploit commercially the technology on behalf of the Licensees. Our operating history is limited, and to date we have been involved primarily in organizational and development activities. Moreover, we acquired the intellectual property rights to the PlayBOX online music application on March 31, 2006, and we have little experience as the owner of the technology. We have had limited revenues to date ($1,211 from inception on August 21, 2003 through March 31, 2008) and our ability to commercially exploit our PlayBOX online music application is untested. Accordingly, there is no assurance that we will ever achieve revenues or profitability.

    As we have yet to establish significant commercial sales of music through ouronline music application, there is no assurance that we will ever achieverevenues.

Our plan of operation is focused on commercialization of our PlayBOX online music application. Our ability to achieve significant revenues and future profitability will depend on our ability to successfully market our application to artists and record labels alike, and their ability to sell music and other products through our online music application. There is no assurance that we will be able to successfully develop sales of our application. We are not able to provide investors with any assurance that we will be able to operate our business successfully or that we will be able to achieve profitable operations. Potential investors should consider the difficulties normally encountered in developing and commercializing new online applications, and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, our inability to provide a service that meets the expectations of our potential customers and the reluctance of the general public to purchase our customers’ music and other products using our online music application. If we are unsuccessful in addressing these risks, then we will not achieve revenues and our business will most likely fail.

    If we are unable to obtain additional financing to execute our plan ofoperations, then we will not have sufficient funds with which to carry out ourplan of operations and our business will most likely fail.

Our plan of operations is to commercialize and generate revenues from our PlayBOX online music application. As at March 31, 2008, we had cash of $5,131 and a working capital deficit of $617,439. Our planned expenditures over the next twelve months to implement our plan of operations in the amount of $175,000 will exceed our cash reserves and working capital. We anticipate that we will require financing in the amount of approximately $390,000 in order to carry out our plan of operations for the next twelve months. In fact, because we have limited cash and a working capital deficit, we will not be able to fund our operations beyond the next few months without additional financing. We presently do not have any arrangements for additional financing in place and there is no assurance that we will be able to arrange for additional financing. If we are not able to arrange for additional financing to cover these additional anticipated expenses, we will not be able to execute our plan of operations with the result that our business may fail and investors may lose a substantial portion or all of their investment.

Index

    If we are not able to enter into agreements with artists and record labels touse our PlayBOX application to sell their music catalogues online, then ourabilityto earn revenues from fees generated by our customers’ online music sales will be reduced.

An important aspect of our business plan involves providing our PlayBOX online music application directly to artists and record labels from which we would receive fees and a portion of commissions generated from sales by such parties to the public. We do not have a proven history of sales to such customers, who may be reluctant to purchase an online music application from a company without a proven ability to provide these services. Accordingly, there is no assurance that we will achieve direct sales of our online music application and generate online music sales from which we will earn revenues. In this event, we would be solely dependent on arrangements that we may enter into with strategic partners, with the result that there will be a significantly higher risk that our business will fail.

    If we are not able to enter into arrangements with strategic partners tomarket our online music application, then our plans to achieve revenuesfrom fees for the adoption and use of our application will fail.

An important aspect of our business plan involves entering into arrangements with strategic partners to market our PlayBOX online music application to unsigned artists and record labels. There is no assurance that potential strategic partners will enter into these arrangements with us. If we are not able to enter into these strategic relationships, we will have to rely on other marketing initiatives to promote our PlayBOX online music application to potential clients, likely resulting in lower than expected revenues and a significantly higher risk that our business will fail.

    Our marketing efforts directed to unsigned artists and smaller record labelsmay not be successful and we may not be able to achieve the sales necessaryto become profitable.

In order for us to become profitable, we will need to build a critical mass of unsigned artists and small- to medium-sized record labels using the PlayBOX website to sell their music and other products on the Internet. If we are unsuccessful in our marketing efforts to contract with these artists and record labels, we will not be able to achieve the sales revenues necessary for our business to become profitable. We cannot guarantee that we will be able to obtain a sufficient number of these relationships.

Index

    If we are unable to generate significant levels of traffic to our website, thenour customers may not generate sufficient sales of their music to warrantthem renewing their contracts with us, and we will have difficulty attracting new customers to our application.

If we are unable to generate significant levels of traffic to our website, it will make it hard for us to attract new customers or keep our existing customers renewing their contracts. This will make it difficult for us to negotiate higher prices for our products and services and increase our profitability.

    If we are unable to provide uninterrupted uptime on our website, we willhave difficulty maintaining our customers and attracting new customers.

Our website is hosted on a Linux server that we lease from Open Hosting Ltd., a dedicated server service. Open Hosting provides 24-hour support and duplicate servers to guarantee 99.9% uptime. Although Open Hosting guarantees 99.9% uptime, there can be no assurance that unforeseen events will not interrupt access to our website or the services that we provide through our website. If we are unable to provide uninterrupted uptime on our website, then our customers may not generate sufficient sales of their music to warrant renewing their contracts with us, and it will be difficult for us to attract new customers.

    We have a history of losses and negative cash flows, which are likely tocontinue unless our online music application gains sufficient marketacceptance to generate a commercially viable level of sales.

Since inception through September 30, 2008, we have incurred an aggregate net loss of $3,760,161. For our fiscal year ended September 30, 2008, we had a net loss from operations of $488,476. For our fiscal year ended September 30, 2007, we had a net loss from operations of $294,636. There is no assurance that we will be able to successfully commercialize our PlayBOX online music application in order to generate revenues, achieve profitability and generate positive cash flow in the future. Further, we also expect an increase in development and operating costs as we undertake our plan of operations prior to achieving revenues, of which there is no certainty. Consequently, we expect to incur continued operating losses and net cash outflows until such time as our online music application gains market acceptance sufficient to generate a commercially viable and sustainable level of sales. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our online music application, the unpredictability of when customers will agree to purchase music through our online music application, the volume of music or other products purchased and the overall demand for our online music application.

    If our operating expenses are greater than anticipated, then we will have lessfunds with which to pursue our plan of operations and our additionalfinancing requirements will be greater than anticipated.

We may find that the costs of carrying out our plan of operations prior to achieving revenues are greater than we anticipate. Increased operating costs will cause the amount of additional financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have less funds with which to carry out our plan of operations with the result that our business may fail.

Index

    As there is a substantial doubt as to our ability to continue as a goingconcern, there is a significant risk that our business will fail.

As noted in our audited financial statements, we intend to continue funding operations through sales and equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next fiscal year. Thereafter, we will be required to seek additional funds, either through sales and/or equity financing, to finance our long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. In response to these conditions, our management intends to raise additional funds through future private placement offerings. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In their report on our annual financial statements for fiscal years ended September 30, 2008 and 2007, our independent auditors included explanatory paragraphs expressing doubt about our ability to continue as a going concern. Our auditors noted that we are dependent upon financing to continue operations, have suffered recurring losses from operations and our total liabilities that exceed total assets. As a result, our auditors stated these matters raise substantial doubt about our ability to continue as a going concern. As a result of these factors, we caution investors that there is a substantial risk that our business may fail.

    We operate in a highly competitive industry and our failure to competeeffectively may adversely affect our ability to generate revenue.

Our industry is highly competitive and subject to rapid change. Our PlayBOX online music application is designed to provide musical artists and their representatives with solutions that allow them to provide samples and sell their music to consumers on the Internet. We cannot guarantee that our software development resources will be able to modify our products fast enough to meet customer and market requirements. We also expect to experience competition from companies with similar technologies or technologies that accomplish similar goals. Some of our current and potential competitors have greater technical, financial, marketing, sales and other resources than we do. Such competition will potentially affect our chances of achieving profitability and ultimately adversely affect our ability to continue as a going concern.

    Our products may become obsolete and unmarketable if we are unable torespond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our online music application may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current online music application on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

We believe that our ability to offer a comprehensive range of online music-selling solutions is key to enabling us to secure arrangements with artists, record labels and strategic partners representing these parties. Failure to secure access to new technologies will delay our development plans and our subsequent ability to generate revenues.

Index

    As we contract out our software development activities to independent thirdparty contractors, there can be no assurance that we will be able to continuedevelopment work on our PlayBOX software or that this work will becompleted on a continued or timely basis.

We do not have the internal ability to carry out software development work on our products. Accordingly, we anticipate outsourcing future software upgrades and developments on our services on a project-by-project basis to Xeris S.R.O., a private software development company that is not a related party to us, or to another independent website designer who has worked on projects for us from time to time. There can be no assurance that Xeris or the other designer will be able to carry out the development work we require when we require it or complete the work on a cost-effective basis. If Xeris or the other designer is unable to carry out our work when we require it or on a cost-effective basis, we will either be forced to find another contractor to provide development services, which may be very difficult to do, or run the risk of not responding to market demands for improvements. This could harm our customer relationships and negatively affect our operating results.

    Substantially all of our assets and our sole director and officer are locatedoutside the United States, with the result that it may be difficult for investorsto enforce within the United States any judgments obtained against us or our sole director and officer.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole director and officer is a resident of the United Kingdom, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our director and officer.

    We could lose our competitive advantages if we are not able to protect anyproprietary technology and intellectual property rights against infringement,and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary online music application. We have not achieved any trademark protection of the “PlayBOX” name that we use in connection with our online music application and our business. As we have not obtained any trademark protection, we may not be able to prevent any competitor from adopting the same or similar names to the names that we use. Further, there is a risk that a competitor or other party may allege that our use of these names is a breach of the trademark or other intellectual property rights of the party.

We also do not have any patent protection that covers our PlayBOX online music application. Accordingly, the only measure that we believe will be available to us to protect our PlayBOX online music application will be based upon a combination of trade secret and copyright law and our ability to ensure confidentiality of the software source codes through non-disclosure agreements. If any of our competitors copies or otherwise gains access to such proprietary technology or software or develops similar technologies independently, our competitive position will be damaged.

While we believe that we have the rights to exploit the PlayBOX software, there is a risk that other persons may bring actions against us claiming that we have infringed on their intellectual property rights, including claims based upon the breach of trademark or patent, or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, may be time-consuming and costly to defend or litigate, may divert our attention and resources, may result in the loss of goodwill associated with our business or may require us to make changes to our technologies. We presently do not have sufficient financial resources to defend any litigation that alleges a breach by us of another party’s intellectual property rights.

As a result of these factors, investors should be aware that we may be unable to protect any intellectual property rights that we have or that we will be able to exploit the intellectual property rights that we do have in order to secure a competitive position in the market-place.

Index

    If our operating expenses are greater than anticipated, then we will have lessfunds with which to pursue our plan of operations and our additionalfinancing requirements will be greater than anticipated.

Our operating expenses over the past fiscal year have been approximately $15,000 per month, which includes legal and auditing and accounting expenses that we have incurred in connection with being a reporting company under the Securities Exchange Act of 1934, as amended. We anticipate that our operating expenses will increase as we undertake our marketing and sales activities in accordance with our plan of operations. And, we may find that the costs of carrying out our plan of operations prior to achieving revenues are greater than we anticipate. There is also a risk that legal and auditing and accounting expenses will be greater than anticipated. Increased operating costs will cause the amount of additional financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have less funds with which to carry out our plan of operations with the result that our business may fail.

    If we fail to effectively manage our growth, our future business results couldbe harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our online music application, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully manage our operations if we are successful in commercializing our online music application. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

    If we lose the services of Mr. Gideon Jung, our sole director and officer, thenwe may not be able to carry out our plan of operations.

We will be dependent upon the services of Mr. Gideon Jung, our sole director and officer to carry out our plan of operations. The loss of the services of Mr. Jung could have a serious effect on our ability to execute our business plan and succeed in commercializing our online music application. If we should lose the services of Mr. Jung, then we would be forced to hire another person to manage our business and undertake the implementation of our plan of operations. We do not maintain any ‘key man’ insurance on Mr. Jung.

    If government regulations are adopted that impose additional costs orrequirements on our ability to provide our online music application, then ourcost of operations may be increased and we may not be able to carry out our plan of operations.

Our industry is highly regulated and both we and our future customers and clients may be affected by changes in regulation of Internet commerce and online music sales. The indirect impact of changes in regulation could affect our business adversely even though the specific regulations do not apply directly to us or our products. Changing governmental regulations may impose new and different requirements with which our online music application must comply. We have no control over regulations and regulatory change and cannot guarantee that our online music application will meet the minimum standards as set out by applicable future regulation. Establishing compliance may be costly and time-consuming and our failure to do so could result in our inability to commercialize our online music application and carry out our plan of operations. Further, the existence of government regulation in markets into which we may wish to enter may impose prohibitive costs of operation which could result in our determination not to offer our online music application to artists and record labels in these markets.

Index

    We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States. Although a majority of our proposed revenues will be transacted in U.S. Dollars, we will be exposed to currency exchange fluctuations in other currencies such as the British pound. Moreover, a portion of our expenses in the United Kingdom are paid in pounds, which subjects us to the risks of foreign currency fluctuations.

    Because We Intend to Operate in Multiple International Markets, We Will Be Subject to Additional Risks. .

We intend to market our online music applications in a number of countries and we intend to enter additional geographic markets. Our business is subject to risks, which often characterize international markets, including: (i) potentially weak protection of intellectual property rights; (ii) economic and political instability; (iii) import or export licensing requirements; (iv) trade restrictions; (v) difficulties in collecting accounts receivable; (vi) longer payment cycles; (vii) unexpected changes in regulatory requirements and tariffs; (viii) seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe; (ix) fluctuations in exchange rates; and (x) potentially adverse tax consequences.

Risks Relating to Our Common Stock

    Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 54,186,299 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 9,850,139 shares of our common stock pursuant to the SB-2 Registration Statement declared effective on August 6, 2007 and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 43,656,160 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Index

    The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

    Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

    Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We received a comment letter from the Securities and Exchange Commission dated December 11, 2008 (the “SEC Comment Letter”). The comments pertained to the disclosure in our Current Report on Form 8-K filed on December 8, 2008. As of the date of this Annual Report, the comments are under consideration and review. We intend to respond to the SEC Comment Letter within the next ten days.

ITEM 2.	PROPERTIES

Our executive office is located at Suite 3.19, 130 Shaftesbury Avenue, London, England W1D 5EU. This space is provided to us rent free by one of our shareholders.

ITEM 3.	LEGAL PROCEEDINGS

Consumer Protection Corporation vs. Playbox (US) Inc. – Consumer Protection Corporation (CPP), an Arizona corporation, alleges that we and several other defendants engaged in a unsolicited fax campaign to promote our stock. CPP claims to have suffered damages resulting from being a recipient of one of the faxes. We have denied any knowledge or involvement in the campaign and have joined a motion for dismissal filed by another of the defendants. The court has not yet ruled on the motion.  However, we believe the likelihood of an unfavorable outcome is remote and the range of potential loss is immaterial

Other than as stated above we are not a party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the year ended September 30, 2008.

Index

PART II – FINANCIAL INFORMATION

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “PYBX:OB” on approximately September 2007. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.07	$0.04
September 30, 2008	$0.51	$0.20
June 30, 2008	$1.52	$0.98
March 31, 2008	$1.31	$1.28
December 31, 2007	$1.30	$1.30

As of September 30, 2008, we had 194 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. Moreover, the Nevada Revised Statutes prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Index

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any stock option plans. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders	-0-	-0-	-0-
Warrants	-0-	-0-	-0-
RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2008, to provide capital, we sold stock in private placement offerings pursuant to contractual agreements as set forth below.

Maloney Settlement Agreement

On October 15, 2008, we entered into a settlement agreement (the “Maloney Settlement Agreement”) with Henry C. Maloney, our prior officer and sole director (“Maloney”). In accordance with the terms and provisions of the Settlement Agreement: (i) we issued 700,000 shares of our restricted common stock; and (ii) Maloney agreed to accept the issuance of the 700,000 shares our restricted common stock in consideration of settling and relating any debt due and owing by us to Maloney for his services as an officer and a director. The shares of stock were issued in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. See “Item 11. Executive Compensation.”

Director Service Agreement

On November 14, 2008, we entered into a director service agreement (the “Director Service Agreement) with Gideon Jung, our sole director and President/Chief Executive Officer, Chief Financial Officer/Treasurer and Secretary. In accordance with the terms and provisions of the Director Service Agreement: (i) Mr. Jung consented to his appointment as the President/Chief Executive Officer, Chief Financial Officer/Treasurer for a three-year period; and (ii) we agreed to issue Mr. Jung 7,200,000 shares of our restricted common stock in consideration of his appointment. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. See “Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act; “Item 10. Executive Compensation”; and “Item 12. Certain Relationships and Related Transactions and Director Independence”.

Index

Jabeco Consulting Agreement

On November 25, 2008, we entered into the Consulting Agreement Jabeco. In accordance with the terms and provisions of the Consulting Agreement: (i) Jabeco shall provide consulting services to us in the area of securing music content from Asia in the form of music video content, music distribution technology, music distribution through Asian channels and portals both online and on mobile networks, and other directly related advisory services; and (ii) we shall issue to Jabeco 9,000,000 shares of our restricted common stock. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. See “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Debondo Settlement Agreement

On November 19, 2008, we entered into a settlement agreement and general mutual release (the “Debondo Settlement Agreement”) with Debondo Capital Inc., a corporation incorporated in London, England (“Debondo”). In accordance with the terms and provisions of the Debondo Settlement Agreement: (i) we issued to Debondo an aggregate of 5,623,006 shares of our restricted common stock; and (ii) Debondo agreed to accept the issuance of the 5,623,006 shares of our restricted common stock in consideration of settling and releasing the debt due and owing by us to Debondo of $224,920.24. We had previously entered into a consulting services agreement on August 1, 2006 with Debondo pursuant to which Debondo provided to us consulting and technical support services.  At September 30, 2008, the amount due and owing Debondo was $224,920.24. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. See “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Private Offering

Effective on October 2, 2008, we completed a private placement offering (the “Private Placement”) with a certain non-United States resident (the “Investor”). In accordance with the terms and provisions of the Private Placement, we issued to the Investor an aggregate of 2,000,000 shares of our restricted common stock at a price of $0.05 per share for aggregate proceeds of $100,000.

The shares under the Private Placement were sold to one non-United States Investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Index

Karada Ltd.

On May 8, 2008, we entered into a settlement agreement and general mutual release (the “Karada Settlement Agreement”) with Karada Ltd. (“Karada”). In accordance with the terms and provisions of the Karada Settlement Agreement: (i) we issued to Karada an aggregate of 538,154 shares of our restricted common stock; and (ii) Karada agreed to accept the issuance of the 538,154 shares of our restricted common stock in consideration of settling and releasing the loan made to us of $31,975. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

The Capai Trust

On May 29, 2008, we entered into a settlement agreement and general mutual release (the “Capai Settlement Agreement”) with The Capai Trust (“Capai”). In accordance with the terms and provisions of the Capai Settlement Agreement: (i) we issued to Capai an aggregate of 200,000 shares of our restricted common stock; and (ii) Capai agreed to accept the issuance of the 200,000 shares of our restricted common stock in consideration of settling and releasing the amount of $20,000 due and owing under a convertible debenture. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

Index

ITEM 6.	SELECTED FINANCIAL DATA

Report of Independent Registered Public Accounting Firm Dated January 12, 2009.

Consolidated Balance Sheets as at September 30, 2008 and September 30, 2007.

Statements of Operations For Fiscal Years Ended September 30, 2008 and September 30, 2007 and for the Period From May 2, 2003 (Inception) to September 30, 2008.

Statement of Changes in Stockholders’ Equity/(Deficiency) for the Period From May 2, 2003 (Inception) to September 30, 2008.

Statements of Cash Flows for the Fiscal Years Ended September 30, 2008 and September 30, 2007 and for the Period From May 2, 2003 (Inception) to September 30, 2008.

Index

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	Tuesday, September 30, 2008	Sunday, September 30, 2007
ASSETS

Current Assets
Cash of Continuing Operations	$382	$382
Cash of Discontinued Operations	4,749	5,527
Other current assets - Discontinued Operations	1,391	322
Total Current Assets	6,522	6,231

Equipment, net of depreciation	0	0

TOTAL ASSETS	6,522	6,231

LIABILITIES
Current Liabilities
Accounts payable	$49,636	$84,967
Accrued liabilities	4,500	27,570
Due to Related Parties	323,858	138,325
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	181,750	0
Current Liabilities - Discontinued Operations	64,217	86,223
Total Current Liabilities	623,961	337,084

Long Term Liabilities
Loans Payable	0	18,100
Total Long Term Liabilites	0	18,100

	623,961	355,184
STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 29,663,293 (September 30, 2008)	29,663	28,845
28,845,139 (September 30, 2007)
Obligation to issue shares	2,000	-
Additional paid-in capital	3,105,212	2,906,055
Accumulated Comprehensive Loss	5,847	(12,168)
Deficit - Accumulated during the development stage	(3,760,161)	(3,271,685)
	(617,439)	(348,953)
	$6,522	$6,231

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			From
			Incorporation
	For the Year	For the Year	Friday, May 02, 2003
	Ended	Ended	to
	Tuesday, September 30, 2008	Sunday, September 30, 2007	Tuesday, September 30, 2008

General and Administrative Expenses
Accounting and auditing	42,022	80,375	266,258
Bank Charges	702	772	1,934
Consulting fees	119,604	119,599	267,004
Depreciation	0	568	1,887
Development	199,540	0	228,692
Filing fees	2,969	2,532	8,226
Intellectual properties	0	0	2,500,000
Investor relations	0	18,000	18,000
Legal	31,026	33,726	121,027
Marketing	7,513	0	38,838
Office & Miscellaneous	0	4,755	13,990
Salaries & Benefits	57,542	11,750	214,811
Transfer agent fees	4,585	135	6,625
Travel & Entertainment	474	875	4,038
Total General and Administrative Expenses	465,977	273,088	3,691,331
	(465,977)	(273,088)	(3,691,331)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	(24,261)	(11,372)	(61,924)
Other Income (Expense)
Foreign exchange gain (loss)	1,616	(10,266)	(7,786)
Interest income	147	49	881
Loss for the period	$(488,476)	$(294,636)	$(3,760,161)

Loss per Share – Basic and Diluted	$-0.02	$(0.01)

Weighted Average Shares Outstanding	29,160,031	28,632,975

Comprehensive Loss
Net Loss	(488,476)	(294,636)	(3,760,161)
Gain (loss) on foreign exchange translation	18,015	(6,130)	5,847
Total Comprehensive Loss	(470,461)	(300,766)	(3,754,314)

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

						Deficit Accumulated
					Additional	During the	Accumulated	Total
	Common Stock		Common Stock Issuable		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $2.00 per share – August 21, 2003	6	$-	-	$-	$2	-	$-	$2.00

Stock Split– April 30, 2004	570	-	-	-	-	-	-	-
Shares issued for cash at $0.18 per share – April 30, 2004	4,344,749	4,345	-	-	9,046	-	-	13,391
Shares issued for consulting at $0.18 per share -September 30, 2004	235,010	235	-	-	498	-	-	733
Loss for the year	-	-	-	-	-	(74,576)	-	(74,576)
Foreign currency translation adjustment	-	-	-	-	-	-	710	710

Shares issued for consulting at $0.019 per share -November 2, 2004	235,010	235	-	-	548	-	-	783
Shares issued for consulting at $0.019 per share - February 1, 2005	235,010	235	-	-	548	-	-	783
Shares issued for consulting at $0.144 per share – April 21, 2005	57,553	58	-	-	1,378	-	-	1,436
Shares issued for consulting at $0.019 per share – April 28, 2005	705,042	705	-	-	1,645	-	-	2,350
Shares issued for debt at $0.148 per share - April 28, 2005	6,187,050	6,187	-	-	152,877	-	-	159,064
Loss for the period	-	-	-	-	-	(176,296)	-	(176,296)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,823)	(2,823)

Acquisition of PlayBOX MEDIA LIMITED-Recapitalization - March 24, 2006	5,705,139	5,705	-	-	(34,538)	-	-	(28,833)
Shares issued for debt at $0.25 per share - March 31, 2006	520,000	520	-	-	129,671	-	-	130,191
Shares issued for intellectual property at $0.025 per share - March 31, 2006	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Shares issued for cash at $0.25 per share - July 14, 2006	300,000	300	-	-	74,700	-	-	75,000
Loss for the period	-	-	-	-	-	(2,726,177)	-	(2,726,177)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,925)	(3,925)
Balance - September 30, 2006	28,525,139	28,525	-	-	2,826,375	(2,977,049)	(6,038)	(128,187)

Shares issued for cash at $0.25 per share - May 30, 2007	320,000	320	-	-	79,680	-	-	80,000
Loss for the period	-	-	-	-	-	(294,636)	-	(294,636)
Foreign currency translation adjustment	-	-	-	-	-	-	(6,130)	(6,130)
Balance - September 30, 2007	28,845,139	28,845	-	-	2,906,055	(3,271,685)	(12,168)	(348,953)

Share subscription for cash at $0.05 per share - April 21, 2008	-	-	2,000,000	2,000	98,000			100,000
Shares issued pursuant to a convertible debenture agreement at $0.25 per share - May 8, 2008	80,000	80			19,920	-	-	20,000
Shares issued for debt settlement at $0.06 per share - May 8, 2008	538,154	538	-	-	31,437	-	-	31,975
Shares issued pursuant to a consulting agreement at $0.25 per share - May 29, 2008	200,000	200			49,800			50,000
Loss for the period	-	-	-	-	-	(488,476)	-	(488,476)
Foreign currency translation adjustment	-	-	-	-	-	-	18,015	18,015
Balance - September 30, 2008	29,663,293	29,663	2,000,000	2,000	3,105,212	(3,760,161)	5,847	(617,439)

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(A Development Stage Company)
Statements of Cash Flow

	For the Year Ending September 30,2008	For the Year Ending September 30,2007	Cumulative from Incorporation May 2, 2003 to September 30, 2008
Operating
Net Loss	$(488,476)	$(294,636)	$(3,760,161)
Items not involving cash:
Depreciation	-	568	1,887
Shares for consulting services	50,000	-	56,085
Shares for intellectual properties	-	-	2,500,000
Shares issued for settlement of debt	31,975	-	31,975
Changes in non-cash working capital items:
Accounts payable	(35,330)	50,797	49,636
Accrued liabilities	(23,070)	(3,947)	13,500
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	181,750	-	181,750
Effects of accounts receivable in discontinued operation	(1,069)	951	(1,391)
Effects of accounts payable in discontinued operation	21,803	(2,944)	(15,532)
Effects of accrued liabilities in discontinued operations	(7,535)	504	(8,321)
Effects of amounts owing to related parties in discontinued operations	(36,273)	16,614	185,697
Net cash flows provided by (used in) operations	(306,225)	(232,093)	(764,874)

Investing
Cash acquired in purchase of Playbox Media Limited	-	-	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	-	32,170
Due to related parties	185,533	119,599	314,858
Loan payable	(18,100)	18,100	-
Share issuances for cash	120,000	80,000	288,393
Net cash flows from financing activities	287,433	217,699	635,421

Effect of foreign rate changes on cash	18,015	(6,130)	5,847

Change in Cash	(777)	(20,524)	5,131
Cash - Beginning	5,909	26,433	-
Cash - Ending	$5,131	$5,909	$5,131
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (May 2, 2003) to year ended September 30, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental company and have generated little revenue to date. We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further sales in fiscal 2006 and 2007. Our initial sales have been attributable to sales of web hosting services that we provide to The Little Bazaar, which is our initial and only current paying customer. Our sales continue to be insignificant in terms of our overall operating expenses. Our costs of sales are primarily comprised of costs to our network service provider that provides us with the network services that we require in order to enable us to provide web hosting services to customers. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year September 30, 2007.
			Cumulative
			From
			Incorporation
	For the	For the	May 2, 2003
	Year Ended	Year Ended	To
	September 30,	September 30,	September 30,
	2008	2007	2008
General and Administrative Expenses
Accounting and auditing	$42,022	$80,375	$266,258
Bank Charges	702	772	1,934
Consulting fees	119,604	119,599	267,004
Depreciation	-0-	568	1,887
Filing fees	2,969	2,532	8,226
Intellectual properties	-0-	-0-	2,500,000
Investor relations	-0-	18,000	18,000
Legal	31,026	33,726	121,027
Marketing	7,513	-0-	38,838
Office and Miscellaneous	-0-	4,755	13,990
Salaries and Benefits	57,542	11,750	214,811
Transfer agent fees	4,585	135	6,625
Travel and Entertainment	474	875	4,038
Total General and Administrative Expenses	465,977	273,088	3,691,331
Loss from Continuing Operations	(465,977)	(273,088)	(3,691,331)
Loss from Discontinued Operations	(24,261)	(11,372)	(61,924)
Other Income (Expense)
Foreign Exchange Gain (Loss)	1,616	(10,266)	(7,786)
Interest Expense	(4,657)	(499)	(11,391)

Net Loss	$(165,031)	$(275,972)	$(4,037,449)

Index

Our loss from operations for fiscal year ended September 30, 2008 was ($165,031) compared to loss from operations of ($275,972) during fiscal year ended September 30, 2007 (a decrease of $110,941). During fiscal years ended September 30, 2008 and September 30, 2007, we did not generate any revenue.

During fiscal year ended September 30, 2008, we incurred general and administrative expenses of $465,977 compared to $273,088 incurred during fiscal year ended September 30, 2007 (an increase of $192,889). These expenses incurred during fiscal year ended September 30, 2008 consisted of: (i) accounting and auditing of $42,022 (2007: $80,375); (ii) bank charges of $702 (2007: $772); (iii) consulting fees of $119,604 (2007: $119,599); (iv) depreciation of $-0- (2007: $568); (v) development of $199,540 (2007: $-0-); (vi) filing fees of $2,969 (2007: $2,532); (vii) investor relations of $-0- (2007: $18,000); (viii) legal of $31,026 (2007: $33,726); (ix) marketing of $7,513 (2007: $-0-); (x) office and miscellaneous of $-0- (2007: $4,755); (xi) salaries and benefits of $57,542 (2007: $11,750); (xii) transfer agent fees of $4,585 (2007: $135); and (xiii) travel and entertainment of $474 (2007: $875).

Our general and administrative expenses increased during fiscal year ended September 30, 2008 from fiscal year ended September 30, 2007 primarily based upon increases in development and salaries and benefits. Accounting and auditing expenses are attributable to the preparation and audit of our financial statements. Accounting and auditing expenses decreased to $82,287 during fiscal 2007 compared to $136,503 during the fiscal 2006. Accounting and audited expenses in fiscal 2007 were attributable to our audited annual and unaudited interim financial statements prepared in connection with the filing of a registration statement with the SEC during fiscal 2006. Current accounting and auditing expenses are attributable to compliance by us with our reporting obligations under the Securities Exchange Act of 1934, as amended.

Accounting and auditing expenses are attributable to the preparation and audit of our financial statements. Our accounting and auditing expenses were $42,022 during fiscal 2008 as compared to $80,375 during fiscal 2007, which decreased as a result of the completion of the filing of our registration statement with the Securities and Exchange Commission.

Our consulting expenses remained unchanged of $119,604 during fiscal year 2008 compared to $119,599 during fiscal year 2007 relating to the consulting services agreement we entered into with DeBondo.

Development fees substantially increased from $199,540 during fiscal year 2008 compared to $-0- during fiscal year 2007 relating to the increased scope of developmental operations relating to our online music application.

Our legal expenses have been primarily attributable to expenses related to our organization and the preparation and filing of a registration statement with the Securities and Exchange Commission and our ongoing reporting obligations under the Securities Exchange Act of 1934. Our legal expenses decreased to $31,026 during fiscal 2008 as compared to $33,726 during fiscal 2007.

Office expenses are comprised of general office and administrative expenses not covered under our agreement with Azuracle. These expenses decreased to $-0- during fiscal 2008 as compared to $4,755 during fiscal 2007.

Salaries and benefits are primarily comprised of salary paid to Gideon Jung, our current President/Chief Executive Officer and Chief Financial Officer, and to Robert Burden, our prior President/Chief Executive Officer and Chief Financial Officer. Our salaries and benefits increased to $57,542 during fiscal 2008 as compared to $11,750 during fiscal 2007.

We did not incur any expenses on any intellectual properties during fiscal year ended September 30, 2008 and September 30, 2007. We have determined that the cost of the intellectual property purchased during our fiscal year 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Index

Our loss from operations during fiscal year ended September 30, 2008 increased to ($465,077) compared to ($273,088) during fiscal year ended September 30, 2007, primarily as a result of the increase in development expenses and salaries and benefits.

During fiscal year ended September 30, 2008, we recorded a loss from discontinued operations of ($24,261) compared to ($11,372) incurred during fiscal year ended September 30, 2007. This resulted from the winding up of our subsidiary. During fiscal year ended September 30, 2008, we recorded: (i) a gain from foreign exchange rates of $1,616 (2007: ($10,286)); and (ii) interest income of $147 (2007: $40).

This resulted in a net loss during fiscal year ended September 30, 2008 of ($488,476) compared to a net less of ($294,638) during fiscal year ended September 30, 2007. The weighted average number of shares outstanding was 29,180,031 for fiscal year ended September 30, 2008 compared to 28,632,075 for fiscal year ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended September 30, 2008

As at fiscal year ended September 30, 2008, our current assets were $6,522 and our current liabilities were $623,961, which resulted in a working capital deficit of $617,439. As at fiscal year ended September 30, 2008, current assets were comprised of: (i) $382 in cash of continuing operations; (ii) $4,749 in cash of discontinued operations; and (iii) $1,391 in other current assets – discontinued operations. As at fiscal year ended September 30, 2008, current liabilities were comprised of: (i) $49,636 in accounts payable; (ii) $4,500 in accrued liabilities; (iii) $323,858 in amount due to related party; (iv) $181,750 in amounts owing pursuant to agreement for acquisition of Delta Music Limited; and (v) $64,217 in current liabilities – discontinued operations.

As at fiscal year ended September 30, 2008, our total assets were $6,522 comprised of current assets. The slight increase in total assets during fiscal year ended September 30, 2008 from fiscal year ended September 30, 2007 was primarily due to the increase in other current assets – discontinued operations.

As at fiscal year ended September 30, 2008, our total liabilities were $623,961 comprised of current liabilities. The increase in total liabilities during fiscal year ended September 30, 2008 from fiscal year ended September 30, 2007 was primarily due to the increase in amounts due to related parties and amounts owing pursuant to agreement for acquisition of Delta Music Limited. See “ – Material Commitments.”

Stockholders’ equity (deficit) increased from ($348,953) for fiscal year ended September 30, 2007 to ($617,439) for fiscal year ended September 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended September 30, 2008, net cash flows used in operating activities was ($306,225) consisting primarily of a net loss of ($488,476). For fiscal year ended September 30, 2007, net cash flows used in operating activities was ($232,093) consisting primarily of a net loss of ($294,636). During fiscal year ended September 30, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for: (i) shares for consulting services of $50,000 (2007: $-0-); and (ii) shares issued for settlement of debt of $31,975 ($-0-).

Net cash flows used in operating activities was further changed by: (i)  accounts payable of ($35,330) (2007: $50,797); (ii) accrued liabilities of ($23,070) (2007: ($3,947)); (iii) amounts owing pursuant to agreement for acquisition of Delta Music Limited of $181,750 (2007: $-0-); (iv) effects of effects of accounts receivable in discontinued operation of ($1,069) (2007: $961; (v) effects of accounts payable in discontinued operation of $21,803 (2007: ($2,944); (vi) effects of accrued liabilities in discontinued operations of ($7,535) (2007: $504); and (vii) effects of amounts owing to related parties in discontinued operations of ($36,273) (2007: $16,614).

Index

Cash Flows from Investing Activities

For fiscal year ended September 30, 2008, net cash flows used in investing activities was $-0-. For fiscal year ended September 30, 2007, net cash flows used in investing activities was also $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended September 30, 2008, net cash flows provided from financing activities was $287,433 compared to $217,699 for fiscal year ended September 30, 2007. Cash flows from financing activities for fiscal year ended September 30, 2008 consisted primarily of: (i) $185,533 (2007: $119,599) due to related parties; (ii) ($18,100) (2007: $18,100); and $120,000 (2007: $80,000) from share issuance for cash.

We have applied cash generated from financing activities to fund cash used in operating activities. We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION

We estimate that our total expenditures over the next twelve months will be approximately $175,000. We anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We presently require immediate financing in order that we have the cash necessary for us to continue our operations. In view of our working capital deficit, we anticipate that we will require additional financing in the approximate amount of $500,000 in order to enable us to sustain our operations for the next twelve months.

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

Index

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

5.
We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934, as amended. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the Securities and Exchange Commission.

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

Index

CRITICAL ACCOUNTING POLICIES/RECENTLY ADOPTED ACCOUTING STANDARDS

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

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

Foreign Currency Translations

Our functional currency is pounds sterling (“₤”). Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars as follows:

(i)	assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)	equity at historical rates; and

(iii)	revenue and expense items at the average rate of exchange prevailing during the period.

Unrealized exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder’s equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized as income in the period when it is realized.

Index

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 160 will have on our financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of the date of this Annual Report, we have not adopted this statement and management has not determined the effect that adopting this statement would have on our financial position or results of operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments other than as disclosed below:

Delta Music Limited

On March 28, 2008, we entered into the Share Purchase Agreement the Sellers for the proposed acquisition of Delta Music. The acquisition would have been effected through the acquisition from the Sellers of 100% of the total issued and outstanding shares of Delta Leisure, a private company that owned 75% interest of the total issued and outstanding shares of Delta Music, and 25% of the share capital of Delta Music. The consideration for the acquisition would have been a combination of cash and shares of our common stock, as follows: (i) cash of 1,400,000 Pounds Sterling payable on closing of the acquisition, and (ii) a number of shares of our common stock equal to 10% of our common stock, on a fully diluted basis, to be issued on closing of the acquisition.

The completion of the acquisition was subject to the satisfaction of certain conditions precedent to closing set forth in the Share Purchase Agreement by no later than June 30, 2008. These conditions included the following in addition to customary conditions of closing: (i) the completion by us of a private placement financing to raise gross proceeds of no less than $4,000,000, and (ii) the delivery to us of financial statements of Delta Music and Delta Leisure as required to enable us to satisfy our reporting obligations under the Securities Exchange Act of 1934 arising as a result of the completion of the acquisition.

On July 2, 2008, we received notice of termination from the Sellers of termination of the Share Purchase Agreement. The terms of the Share Purchase Agreement provided that either party could terminate if the acquisition contemplated thereunder had not occurred prior to June 30, 2008. Therefore, as of the date of this Annual Report, the Share Purchase Agreement is deemed terminated.

However, under the terms of the Share Purchase Agreement, we agreed to pay up to $181,750 as of September 30, 2008 to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition was completed. As of September 30, 2008, the amount has not been paid.

Index

Loan From Related Party

A material commitment for us during fiscal year 2009 is the amount of $314,858 due to related parties as at September 30, 2008. The amounts are due and owing are non-interest bearing, unsecured and due on demand. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2008 and September 30, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Index

ITEM 7A.	QUANTITY AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Britsh Pound has been pegged to the USD with regards to the exchange rate system. Exchange rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult. Recently the British Pound rose in value compared to the USD. This has not had an appreciable effect on our operations and seems unlikely to do so.

The exchange rate of the British Pound or other foreign currency may have positive or negative impacts on our results of operations.  Since all proposed future sale revenues and expenses may be dominated in the British Pound or other foreign currency, the net income effect of appreciation and devaluation of such currency against the USD may be limited to our net operating results.

Interest Rates

Interest rates in the United Kingdom are relatively low and stable and inflation is controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the balance of trade surplus). Any potential loans may relate mainly to trade payables and may be mainly short-term.  However our debt may be likely to rise in connection with expansion and were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Index

ITEM 8.	FINANCIAL STATEMENTS.

Index
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at September 30, 2008 and September 30, 2007.	F-2

Statements of Operations For Fiscal Years Ended September 30, 2008 and September 30, 2007 and for the Period From May 2, 2003 (Inception) to September 30, 2008.	F-3

Statement of Changes in Stockholders’ Equity/(Deficiency) for the Period From May 2, 2003 (Inception) to September 30, 2008.	F-4

Statements of Cash Flows for the Fiscal Years Ended September 30, 2008 and September 30, 2007 and for the Period From May 2, 2003 (Inception) to September 30, 2008.	F-5

Notes to Financial Statements.	F-6

Index

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Playbox (US) Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Playbox (US) Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and since May 2, 2003 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Playbox (US) Inc. as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and since May 2, 2003 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $3,560,621, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
January 12, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Index

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	Tuesday, September 30, 2008	Sunday, September 30, 2007
ASSETS

Current Assets
Cash of Continuing Operations	$382	$382
Cash of Discontinued Operations	4,749	5,527
Other current assets - Discontinued Operations	1,391	322
Total Current Assets	6,522	6,231

Equipment, net of depreciation	0	0

TOTAL ASSETS	6,522	6,231

LIABILITIES
Current Liabilities
Accounts payable	$49,636	$84,967
Accrued liabilities	4,500	27,570
Due to Related Parties	323,858	138,325
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	181,750	0
Current Liabilities - Discontinued Operations	64,217	86,223
Total Current Liabilities	623,961	337,084

Long Term Liabilities
Loans Payable	0	18,100
Total Long Term Liabilites	0	18,100

	623,961	355,184
STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 29,663,293 (September 30, 2008)	29,663	28,845
28,845,139 (September 30, 2007)
Obligation to issue shares	2,000	-
Additional paid-in capital	3,105,212	2,906,055
Accumulated Comprehensive Loss	5,847	(12,168)
Deficit - Accumulated during the development stage	(3,760,161)	(3,271,685)
	(617,439)	(348,953)
	$6,522	$6,231

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			From
			Incorporation
	For the Year	For the Year	Friday, May 02, 2003
	Ended	Ended	to
	Tuesday, September 30, 2008	Sunday, September 30, 2007	Tuesday, September 30, 2008

General and Administrative Expenses
Accounting and auditing	42,022	80,375	266,258
Bank Charges	702	772	1,934
Consulting fees	119,604	119,599	267,004
Depreciation	0	568	1,887
Development	199,540	0	228,692
Filing fees	2,969	2,532	8,226
Intellectual properties	0	0	2,500,000
Investor relations	0	18,000	18,000
Legal	31,026	33,726	121,027
Marketing	7,513	0	38,838
Office & Miscellaneous	0	4,755	13,990
Salaries & Benefits	57,542	11,750	214,811
Transfer agent fees	4,585	135	6,625
Travel & Entertainment	474	875	4,038
Total General and Administrative Expenses	465,977	273,088	3,691,331
	(465,977)	(273,088)	(3,691,331)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	(24,261)	(11,372)	(61,924)
Other Income (Expense)
Foreign exchange gain (loss)	1,616	(10,266)	(7,786)
Interest income	147	49	881
Loss for the period	$(488,476)	$(294,636)	$(3,760,161)

Loss per Share – Basic and Diluted	$-0.02	$(0.01)

Weighted Average Shares Outstanding	29,160,031	28,632,975

Comprehensive Loss
Net Loss	(488,476)	(294,636)	(3,760,161)
Gain (loss) on foreign exchange translation	18,015	(6,130)	5,847
Total Comprehensive Loss	(470,461)	(300,766)	(3,754,314)

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(A Development Stage Company)
Statements of Stockholders' Equity

						Deficit Accumulated
					Additional	During the	Accumulated	Total
	Common Stock		Common Stock Issuable		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $2.00 per share – August 21, 2003	6	$-	-	$-	$2	-	$-	$2.00

Stock Split– April 30, 2004	570	-	-	-	-	-	-	-
Shares issued for cash at $0.18 per share – April 30, 2004	4,344,749	4,345	-	-	9,046	-	-	13,391
Shares issued for consulting at $0.18 per share -September 30, 2004	235,010	235	-	-	498	-	-	733
Loss for the year	-	-	-	-	-	(74,576)	-	(74,576)
Foreign currency translation adjustment	-	-	-	-	-	-	710	710

Shares issued for consulting at $0.019 per share -November 2, 2004	235,010	235	-	-	548	-	-	783
Shares issued for consulting at $0.019 per share - February 1, 2005	235,010	235	-	-	548	-	-	783
Shares issued for consulting at $0.144 per share – April 21, 2005	57,553	58	-	-	1,378	-	-	1,436
Shares issued for consulting at $0.019 per share – April 28, 2005	705,042	705	-	-	1,645	-	-	2,350
Shares issued for debt at $0.148 per share - April 28, 2005	6,187,050	6,187	-	-	152,877	-	-	159,064
Loss for the period	-	-	-	-	-	(176,296)	-	(176,296)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,823)	(2,823)

Acquisition of PlayBOX MEDIA LIMITED-Recapitalization - March 24, 2006	5,705,139	5,705	-	-	(34,538)	-	-	(28,833)
Shares issued for debt at $0.25 per share - March 31, 2006	520,000	520	-	-	129,671	-	-	130,191
Shares issued for intellectual property at $0.025 per share - March 31, 2006	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Shares issued for cash at $0.25 per share - July 14, 2006	300,000	300	-	-	74,700	-	-	75,000
Loss for the period	-	-	-	-	-	(2,726,177)	-	(2,726,177)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,925)	(3,925)
Balance - September 30, 2006	28,525,139	28,525	-	-	2,826,375	(2,977,049)	(6,038)	(128,187)

Shares issued for cash at $0.25 per share - May 30, 2007	320,000	320	-	-	79,680	-	-	80,000
Loss for the period	-	-	-	-	-	(294,636)	-	(294,636)
Foreign currency translation adjustment	-	-	-	-	-	-	(6,130)	(6,130)
Balance - September 30, 2007	28,845,139	28,845	-	-	2,906,055	(3,271,685)	(12,168)	(348,953)

Share subscription for cash at $0.05 per share - April 21, 2008	-	-	2,000,000	2,000	98,000			100,000
Shares issued pursuant to a convertible debenture agreement at $0.25 per share - May 8, 2008	80,000	80			19,920	-	-	20,000
Shares issued for debt settlement at $0.06 per share - May 8, 2008	538,154	538	-	-	31,437	-	-	31,975
Shares issued pursuant to a consulting agreement at $0.25 per share - May 29, 2008	200,000	200			49,800			50,000
Loss for the period	-	-	-	-	-	(488,476)	-	(488,476)
Foreign currency translation adjustment	-	-	-	-	-	-	18,015	18,015
Balance - September 30, 2008	29,663,293	29,663	2,000,000	2,000	3,105,212	(3,760,161)	5,847	(617,439)

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(A Development Stage Company)
Statements of Cash Flow

	For the Year Ending September 30,2008	For the Year Ending September 30,2007	Cumulative from Incorporation May 2, 2003 to September 30, 2008
Operating
Net Loss	$(488,476)	$(294,636)	$(3,760,161)
Items not involving cash:
Depreciation	-	568	1,887
Shares for consulting services	50,000	-	56,085
Shares for intellectual properties	-	-	2,500,000
Shares issued for settlement of debt	31,975	-	31,975
Changes in non-cash working capital items:
Accounts payable	(35,330)	50,797	49,636
Accrued liabilities	(23,070)	(3,947)	13,500
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	181,750	-	181,750
Effects of accounts receivable in discontinued operation	(1,069)	951	(1,391)
Effects of accounts payable in discontinued operation	21,803	(2,944)	(15,532)
Effects of accrued liabilities in discontinued operations	(7,535)	504	(8,321)
Effects of amounts owing to related parties in discontinued operations	(36,273)	16,614	185,697
Net cash flows provided by (used in) operations	(306,225)	(232,093)	(764,874)

Investing
Cash acquired in purchase of Playbox Media Limited	-	-	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	-	32,170
Due to related parties	185,533	119,599	314,858
Loan payable	(18,100)	18,100	-
Share issuances for cash	120,000	80,000	288,393
Net cash flows from financing activities	287,433	217,699	635,421

Effect of foreign rate changes on cash	18,015	(6,130)	5,847

Change in Cash	(777)	(20,524)	5,131
Cash - Beginning	5,909	26,433	-
Cash - Ending	$5,131	$5,909	$5,131
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
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

Effective July 1, 2008, the Company wound up Playbox Media Limited, the UK Subsidiary, such that all operations are now conducted through Playbox (US) Inc. The historical results of the wound-up subsidiary have been reclassified as discontinued operations in these financial statements.  This wind-up is described in more detail in Note 7.

Index

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

Index

f)	Foreign Currency Translations

The Company’s reporting currency is the U.S. dollar. All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  All transactions initiated in other currencies are re-measured into the functional currency as follows:

• Assets and liabilities at the rate of exchange in effect at the balance sheet date,
• Equity at historical rates, and
• Revenue and expense items at the prevailing rate on the date of the transaction.

Translation adjustments resulting from translation of balances are accumulated as a separate component of shareholders’ equity and reported as a component of comprehensive income or loss.

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

Index

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
a)
The amounts due to related parties of $314,858 for year ended September 30, 2008 are non-interest bearing, unsecured and due on demand. Included in due to related parties are amounts owing to a corporate shareholder, two separate companies with directors in common with a corporate shareholder, and to a company with an officer in common with a corporate shareholder.

b)
By Agreement dated December 14, 2007, the Company entered into an Executive Employment Agreement with Mr. Henry C. Maloney with respect to the appointment of Mr. Maloney as an executive officer of the Company.  The annual salary for Mr. Maloney’s services is $99,865 (GBP50,000).  As of September 30, 2008, $63,042 has been accrued.

5.	Amounts Payable Pursuant to Agreement for Acquisition of Delta Music Limited

On March 28, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) for the proposed acquisition of UK based Delta Music Limited (“Delta Music”).  The acquisition never completed.

However, under the terms of the Agreement, the Company agreed to pay GBP 100,000 (USD 181,750 as of September 30, 2008) to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition completed.

As of September 30, 2008, this amount has not been paid.

6.	Capital Stock
The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.
	a)	On April 21, 2008, the Company received $100,000 (GBP 49,192), from an unrelated party, for 2,000,000 common shares at $0.05 per share. As of September 30, 2008, the shares had not been issued.
	b)	On May 8, 2008, the Company issued 538,154 common shares at $0.06 per share in full settlement of a $31,975 loan and accrued interest with Karada Ltd., an unrelated third party.
	c)	On May 8, 2008, the Company issued 80,000 common shares at $0.25 per share in full settlement of the $20,000 convertible debenture with The Capai Trust.
	d)	On May 29, 2006, the Company issued 200,000 common shares in fulfillment of a Consulting agreement dated November 5, 2007 with Westport Strategic Partners Inc.

Index

7.	Wind-up of UK Subsidiary

Because the Company has had a history of accumulating debt through its UK subsidiary, the Company’s Board of Directors determined that it was in the best interests of the Company to wind-up the UK subsidiary.  An effective date of July 1, 2008 was set by the Board.

The following table summarizes the net assets disposed of and accounted for in these financials as discontinued operations:

Assets
Cash	4,749
Accounts Receivable	1,391
Total Assets Disposed of	$6,140

Liabilities
Accounts Payable	37,043
Accrued Liabilities	541
Due to related parties	26,633
Total Liabilities disposed of	$64,217

Net Liabilities disposed of	$58,077

8.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2008, the Company has an accumulated deficit of $3,560,621 and has incurred an accumulated operating cash flow deficit of $747,084 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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

9.	Subsequent Events

On October 2, 2008, the Company issued 2,000,000 common shares at $0.05 per share in fulfillment of a subscription agreement dated April 21, 2008 with an unrelated party.
On October 15, 2008, the Company issued 700,000 common shares at $0.09 per share in full and final settlement of any cash compensation payable to Henry Maloney, a former officer and director of the Company.

On November 14, 2008, the Company issued 7,200,000 common shares at $0.05 per share in fulfillment of a three year Director’s Agreement with Mr. Gideon Jung.

On November 19, 2008, the Company issued 5,623,006 common shares at $0.04 per share in full and final settlement of a $224,920 debt with Debondo Capital Ltd.

On November 25, 2008, the Company issued 9,000,000 common shares at $0.04 per share in fulfillment of a Consulting Agreement (the “Agreement”) with Jabeco Inc, a music industry consulting firm located in the Commonwealth of Dominica .

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 23, 2008, our Board of Directors dismissed Dale Matheson Carr-Hilton Labonte LLP (“DM”) as our independent registered public accounting firm.  The dismissal was approved by our Board of Directors.

During the fiscal year ended September 30, 2007 and the subsequent interim periods up through the date of termination, there were no disagreements with DM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DM, would have caused DM to make reference thereto in its report on our financial statements for such years. Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation SK occurring within our two most recent fiscal years and the subsequent interim period up through the date of termination (July 23, 2008).  Other than as set forth below, the report issued by DM with respect to our financial statements for the year ended September 30, 2007 did not contain any adverse or disclaimer of opinion, and were not modified as to uncertainty, scope or accounting principals.

The audit report of DM for our financial statements as of September 30, 2007 contained a separate paragraph stating:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During our two most recent fiscal years and the subsequent interim periods up through the date of this Report, neither we nor anyone on our behalf consulted with any other independent auditor regarding the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. Further, no other independent auditor has provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues during the period that DM served as our independent auditor.

We provided a copy of the foregoing disclosures to DM prior to the date of the filing of the Current Report on Form 8-K and requested that DM furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Report.

Index

On July 23, 2008, our Board of Directors engaged Moore & Associates as the Registrant’s independent registered public accounting firm.

We have not consulted with Moore regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years through present.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gidfeon Jungl. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal year ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended September 30, 2008.

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

ITEM 9A(T)	CONTROLS AND PROCEUDRES
Not applicable.

ITEM 9B.	OTHER INFORMATION

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our executive officer and director and his age as of the date of this Annual Report is as follows:

Name of Director	Age

Gideon Jung	35

Name of Executive Officer	Age	Office

Gideon Jung	35	President and Chief Executive Officer

Gideon Jung. Mr. Jung has been our President/Chief Executive Officer, Secretary and Chief Financial Officer/Treasurer November 17, 2008. Previously Mr. Jung has been our Director of Business since October 23, 2008. Mr. Jung is an IT specialist with many years of experience in conventional, web, and mobile based business management systems. Since October 2004, he was an IT Manager and Technical Advisor to the London, UK offices of Korean Air. Prior to that he was the Business Development Manager of CI Mobile Gaming Ltd , a London based provider of mobile platform gaming technologies in Asia and the Middle East. In 2003, he headed the marketing and mobile content divisions of LDC Network Ltd, another London based company, which specialized in mobile applications to the Korean and European mobile phone industry.

Index

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has not established an audit committee. Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Our board of directors has determined that Mr. Gideon Jung, our sole director and officer, does not qualify as an “audit committee financial expert”, as defined by the rules of the SEC. Further, Mr. Jung is not “independent”, as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards, as he is our sole executive officer in addition to being our sole director.

CODE OF ETHICS

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director, officer and shareholder, namely Mr. Gideon Jung, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

SIGNIFICANT EMPLOYEES

We have no significant employees other than Mr. Gideon Jungl, our President/Chief Executive Officer, Secretary, and Chief Financial Officer/Treasurer.

COMMITTEES OF THE BOARD OF DIRECTORS

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, we will consider seeking suitable candidates for election as directors, and establishing various committees, during the current fiscal year.

Index

FAMILY RELATIONSHIPS

We do not currently anticipate the election or appointment as directors and officers of our company any persons who are related to each other or to our existing officer and director.

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

Ms. Cocker, Mr. Burden, Mr. Maloney, Outlander Management and PlayBOX Inc. are considered our promoters having taken the initiative in organizing our current business.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2008 all such filing requirements applicable to our officers and directors were complied with.

Index

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information as to our President/Chief Executive Officer for the fiscal years ended September 30, 2008, 2007 and 2006. No compensation was paid to our officers other than the compensation set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robert Burden (1)	2008	$Nil	Nil	$Nil	Nil	Nil	Nil	Nil	$Nil
	2007	$10,417	Nil	$Nil	Nil	Nil	Nil	Nil	$10,417
	2006	$45,314	Nil	$Nil	Nil	Nil	Nil	Nil	$45,314
Henry Maloney (2)	2008	$36,823	Nil	$63,042	Nil	Nil	Nil	Nil	$99,865
	2007	$Nil	Nil	$Nil	Nil	Nil	Nil	Nil	$Nil
Gideon Jung (3)	2008	$Nil	Nil	$15,000	Nil	Nil	Nil	Nil	$15,000

(1)	Mr. Burden had been our President/Chief Executive Officer, Secretary and Chief Financial Officer/Treasurer since March 24, 2006. Mr. Burden resigned on November 17, 2008.

(2)	Mr. Maloney had been our Director of Business Strategy since December 14, 2007. Mr. Maloney resigned on October 23, 2008.

(3)	Mr. Jung has been our President/Chief Executive Officer, Secretary and Chief Financial Officer/Treasurer since November 17, 2008.

Index

EMPLOYMENT AGREEMENTS

Robert Burden

Robert Burden provided his services as managing director and employee of PlayBOX UK under agreement between Mr. Burden and PlayBOX UK dated April 13, 2004 (the “Burden Agreement”). Mr. Burden’s salary was £30,000 per annum ($60,600 per annum based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00); however, effective July 1, 2006, Mr. Burden agreed to a salary reduction, such that his salary was approximately £12,000 per annum ($24,240 per annum based on a foreign exchange rate on July 10, 2007 of $2.02:£1.00) . In addition, PlayBOX UK agreed to issue to Mr. Burden 245,000 ordinary shares of PlayBOX UK. By agreement, all 245,000 shares were issued to Mr. Burden prior to the execution of the Share Exchange Agreement. These shares were exchanged for 1,460,072 shares of our common stock upon completion of our acquisition of PlayBOX UK. No additional shares are issuable to Mr. Burden pursuant to his employment contract. As of the date of this Annual Report, the Burden Agreement has been terminated.

Harry Maloney

On December 14, 2007, we entered into an Employment Agreement with Henry Maloney with respect to his appointment as our Director of Business Strategy. In accordance with the terms and provisions of the Employment Agreement, the annual salary for Mr. Maloney was $99,865. As of September 30, an aggregate of $63,042 has been accrued.

On October 15, 2008, we entered into the Maloney Settlement Agreement with Mr. Maloney. In accordance with the terms and provisions of the Settlement Agreement: (i) we issued 700,000 shares of our restricted common stock; and (ii) Maloney agreed to accept the issuance of the 700,000 shares our restricted common stock in consideration of settling and relating any debt due and owing by us to Maloney for his services as an officer and a director.

Gideon Jung

On November 14, 2008, we entered into the Director Service Agreement with Gideon Jung, our sole director and President/Chief Executive Officer, Chief Financial Officer/Treasurer and Secretary. In accordance with the terms and provisions of the Director Service Agreement: (i) Mr. Jung consented to his appointment as the President/Chief Executive Officer, Chief Financial Officer/Treasurer for a three-year period; and (ii) we agreed to issue Mr. Jung 7,200,000 shares of our restricted common stock in consideration of his appointment.

Index

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2008

As of the date of this Annual Report, we do not have a stock option plan. The following table reflects as at September 30, 2008 no stock options have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Burden, our prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-
Henry Maloney, our prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-
Gideon Jung, our current President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our director during fiscal year ended September 30, 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Burden	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Henry Maloney	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gideon Jung	-0-	$15,000	-0-	-0-	-0-	-0-	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 11, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 54,186,299 shares of common stock issued and outstanding

Index

	Name and address	Amount and nature
Title of class	of beneficial owner(2)	of beneficial owner	Percentage of class(1)

Directors and Officers

Common Stock	Gideon Jung	7,200,000	13.29%
	Suite 3.19, 130 Shaftesbury Avenue
	London, England
	WID 5EU

Common Stock	All executive officers and	7,200,000	13.29%
	Directors as a group (one
	person)

5% Shareholders

Common Stock	PlayBOX Inc. (3)	5,831,835	10.76%
	306 Victoria House
	Victoria
	Mahe, Seychelles

Common Stock	The Keydata Technology Partnership	10,000,000	18.46%
	4 Bedford Row (4)
	London, England
	WC1R 4DF

Common Stock	Debondo Capital	5,623,006	10.38%
	130 Shaftesbury Avenue, Suite 518
	London, United Kingdom
	W1D 5EU

Common Stock	Jabeco Inc.	9,000,000	16.61%
	Leopold House
	Bayfront, Roseau
	Commonwealth of Dominca

(1) The percentage of class is based on 54,186,299 shares of common stock issued and outstanding as of the date of this Annual Report.

Index

(2) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Index

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

Robert Burden

Robert Burden was our prior President/Chief Executive Officer, Chief Financial Officer/Treasurer and Secretary and a director. Prior to our acquisition of PlayBOX UK, Mr. Burden was the managing director and a shareholder of PlayBOX UK. Under the share exchange agreement whereby we acquired PlayBOX UK as our wholly-owned subsidiary on March 24, 2006, Mr. Burden received 1,410,072 shares of our restricted common stock in exchange for his shares in PlayBOX UK. Upon the acquisition of PlayBOX UK, Mr. Burden was appointed to replace Ms. Cocker as our sole officer and director.

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

PlayBOX Inc. and The Keydata Technology Partnership 1 LLP

We purchased the PlayBOX online music application from PlayBOX Inc. on March 31, 2006 pursuant to an intellectual property acquisition agreement between us and PlayBOX Inc. dated March 31, 2006. This acquisition followed the concurrent re-acquisition by PlayBOX Inc. of the intellectual property from Keydata Technology Partnership. We issued 10,000,000 shares of our common stock to PlayBOX Inc. in consideration of these intellectual property assets. PlayBOX Inc. in turn transferred 10,000,000 shares of our common stock to The Keydata Technology Partnership in connection with the acquisition of the PlayBOX application from The Keydata Technology Partnership.

Keydata Technology Partnership was not a party that was related to us at the time of our execution of the asset purchase agreement with PlayBOX Inc. Keydata Technology Partnership became one of our principal shareholders as a result of the completion of these transactions. Keydata Technology Partnership is a limited liability partnership organized under the laws of the United Kingdom. We are advised that there are 165 equity partners in Keydata Technology Partnership and that Mr. Stuart Ford is the administrator of the partnership and a designated partner. The divestiture by Keydata Technology Partnership of the PlayBOX online music application was approved by the limited partners at an extraordinary general meeting of the limited partners called for that purpose of approving the transaction.

Keydata Technology Partnership 1 LLP is not a related party to PlayBOX Inc.

Index

OUTLANDER MANAGEMENT

Outlander Management, a private corporation that was one of PlayBOX UK’s founding shareholders and provided administration services to PlayBOX UK, was issued 575,540 shares of our common stock on March 24, 2006 in exchange for the shares of PlayBOX UK held by Outlander Management. The cost to Outlander Management of its shares in PlayBOX UK was £1,000

Effective June 30, 2008 and based upon the winding up of the subsidiary, the agreement between Azuracle and Coloured UK has been terminated such that as of September 30, 2008, we owed $Nil to Outlander Management.

AZURALCE

As at September 30, 2008, we owed $35,896 to Azuracle for rent as of June 30, 2008.  Azuracle is a related party to us because Azuracle had a director in common with Outlander Management, one of our promoters, during an approximately two-month period from November to December 2004. The name of the director in common is Ulrik Debo, who has served as director of Azuracle since November 2004. Mr. Debo served as director of Outlander Management from February to December 2004. Azuracle has agreed to provide office space rent-free until such time as we have arranged and received sufficient funding to pay our accrued liabilities.

DEBOND CAPITAL LIMITED

As at September 30, 2008, we owed $18,726 to DeBondo Capital Limited under a consulting services agreement that we entered into with them on August 1, 2006. This agreement has since been terminated. We paid consulting fees of $119,599 to Debondo Capital during fiscal 2007. As at September 30, 2007, we owed $138,325 to DeBondo Capital Limited under this agreement. DeBondo Capital Limited is a related party to us because it has a director in common (Ulrik Debo) with Azuracle, which is a related party to us as described in the immediately preceding paragraph.

DEBONDO CAPITAL INC.

As at September 30, 2008, we owed $224,920.24 to DeBondo for advances made to pay for some of our expenses. DeBondo is a related party to us because it has a director in common with Outlander Management, one of our promoters. The name of the director in common is Joachim Bondo. The advances from DeBondo were made at our request in order to provide funds for our operating expenses. The advances were not subject to any written loan or other agreement and were not subject to any interest accrual. The advances were payable upon demand, but DeBondo agreed to defer the payment of the outstanding amount that we owed them until such time as arranged and received sufficient funding to pay our accrued liabilities.

On November 19, 2008, we entered into the Debondo Settlement Agreement with Debondo. In accordance with the terms and provisions of the Debondo Settlement Agreement: (i) we issued to Debondo an aggregate of 5,623,006 shares of our restricted common stock; and (ii) Debondo agreed to accept the issuance of the 5,623,006 shares of our restricted common stock in consideration of settling and releasing the debt due and owing by us to Debondo of $224,920.24.

Index

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended September 30,
	2008		2007
Audit Fees	$ 42,022		$80,375 (1) (2)
Audit Related Fees	$Nil	$	Nil
Tax Fees	$Nil	$	Nil
All Other Fees	$Nil	$	Nil
Total	$42,022		$80,375

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

During fiscal year ended September 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report on Form 10-K:

Index

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment to Articles of Incorporation
3.3(1)	By-Laws
10.1(1)	Agency Exploitation Agreement dated March 30, 2004 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
10.2(1)	Letter Agreement between PlayBOX UK and Robert Burden regarding appointment of Robert Burden as Managing Director of PlayBOX UK dated effective April 13, 2004
10.3(1)	Employment Agreement between PlayBOX UK and Robert Burden dated effective May 1, 2004
10.4(1)	Service Agreement dated August 4, 2004 between PlayBOX UK and Outlander Management
10.5(1)	Loan Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc.
10.6(1)	Debenture Agreement dated October 4, 2004 between PlayBOX UK and PlayBOX Inc. evidencing the indebtedness of PlayBOX UK under the Loan Agreement
10.7(1)	Debt Settlement Agreement dated April 28, 2005 between PlayBOX UK and PlayBOX Inc.
10.8(1)	Share Exchange Agreement dated May 23, 2005, as amended, among Boyd Holdings Inc., PlayBOX UK and the stockholders of PlayBOX UK
10.9(1)	Closing Agreement dated March 24, 2006 amongst PlayBOX (US) Inc. and PlayBOX UK and the shareholders of PlayBOX UK
10.10(1)	Asset Purchase Agreement dated March 31, 2006 between PlayBOX (US) Inc. and PlayBOX Inc.
10.11(1)	Termination and Release Agreement dated March 31, 2006 among PlayBOX UK, HBI Sales Private Limited, Zacan Holdings Proprietary Limited, ICT/Europetec Limited and MIR Technologies LLC
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

10.17(3)	Service Agreement dated July 1, 2005 between PlayBOX UK and Azuracle Limited
10.18(3)	Letter Agreement dated December 28, 2006 between PlayBOX UK and Robert Burden
10.19(3)	Consulting Services Agreement dated August 1, 2006 between PlayBOX (US) Inc. and DeBondo Capital Limited
10.20(4)	Form of subscription agreement relating to our May 25, 2007 private offering of securities.
10.21(5)	Executive Employment Agreement between the Company and Henry (Harry) C. Maloney dated December 14, 2007.
10.22 (6)	Release and Settlement Agreement between the Company and Harry Maloney dated October 15, 2008.
10.23 (7)	Director Services Agreement between the Company and Gideon Jung dated November 14, 2008.
10.24 (8)	Release and Settlement Agreement between the Company and Debondo Capital Ltd. dated November 19, 2008.
10.25 (9)	Consulting Agreement between the Company and Jabeco Inc. dated November 25, 2008.
16 (10)	Letter from Dale Matheson Carr-Hilton LaBonte dated July 24, 2008.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 8, 2006.

(2)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 1) filed with the Securities and Exchange Commission on October 10, 2006.

(3)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 3) filed with the Securities and Exchange Commission on January 18, 2007.

(4)	Filed as an exhibit to our registration statement on Form SB-2/A (Amendment No. 6) filed with the Securities and Exchange Commission on July 12, 2007.

(5)	Filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2008.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(8)	Filed as an exhibit to our Current Report on Form 8-k filed with the Securities and Exchange Commission on November 25, 2008.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008.

(10)
Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2008, as amended with Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008.,

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

Date: January 13, 2009	By:	/s/ Gideon Jung
Gideon Jung,
President/Chief Executive Officer

Date: January 13, 2009	By:	/s/ Gideon Jung
Gideon Jung,
Treasurer/Chief Financial Officer

Index