Form 10-Q
period 2008-12-31
PLAYBOX (US) INC.
filed 2009-02-23
CIK 1365359

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-52753

Playbox (US) Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)

Suite 3.19, 130 Shaftesbury Avenue, London, England WID SEU (Address of principal executive offices)

+44 (0) 20 7031 1189 (Issuer’s telephone number)
n/a (Address of prior principal executive offices if changed from last filing)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 12, 2009
Common Stock, $0.001	54,186,299

PLAYBOX (US) INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
UNAUDITED

	As of	As of
	Wednesday, December 31, 2008	Tuesday, September 30, 2008
ASSETS

Current Assets
Cash of Continuing Operations	$382	$382
Cash of Discontinued Operations	4,749	4,749
Total Cash	5,131	5,131
Prepaid Expenses	698,000	0
Current assets - Discontinued Operations	1,391	1,391
Total Current Assets	704,522	6,522

Equipment, net of depreciation	0	0

TOTAL ASSETS	704,522	6,522

LIABILITIES
Current Liabilities
Accounts payable	$52,934	$49,636
Accrued liabilities	2,250	4,500
Due to Related Parties	44,958	323,858
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	144,790	181,750
Current Liabilities - Discontinued Operations	64,217	64,217
Total Current Liabilities	309,149	623,961

Long Term Liabilities
Loans Payable	0	0
Total Long Term Liabilites	0	0

	309,149	623,961
STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 54,186,299 (December 31, 2008)	54,186	29,663
29,663,293 (September 30, 2008)
Obligation to issue shares	0	2,000
Additional paid-in capital	4,090,609	3,105,212
Accumulated Comprehensive Loss	45,867	5,847
Deficit - Accumulated during the development stage	(3,795,289)	(3,760,161)
	395,374	(617,439)
	$704,522	$6,522

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations
UNAUDITED
			Cumulative
			From
			Incorporation
	For the Three Months	For the Three Months	Friday, May 02, 2003
	Ended	Ended	to
	Wednesday, December 31, 2008	Monday, December 31, 2007	Wednesday, December 31, 2008

General and Administrative Expenses
Accounting and auditing	1,500	22,030	267,758
Bank Charges	62	228	1,996
Consulting fees	7,000	30,677	274,004
Depreciation	0	0	1,887
Development	0	0	228,692
Filing fees	0	0	8,226
Intellectual properties	0	0	2,500,000
Investor relations	0	0	18,000
Legal	9,750	17,724	130,777
Marketing	0	0	38,838
Office & Miscellaneous	0	0	13,990
Salaries & Benefits	15,000	4,161	229,811
Transfer agent fees	1,816	0	8,441
Travel & Entertainment	-	0	4,038
Total General and Administrative Expenses	35,128	74,819	3,726,459
	(35,128)	(74,819)	(3,726,459)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	0	(4,334)	(61,924)
Other Income (Expense)
Foreign exchange gain (loss)	0	(1,305)	(7,786)
Interest income	0	0	881
Loss for the period	$(35,128)	$(80,458)	$(3,795,289)

Loss per Share – Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares Outstanding	42,239,263	28.845.139

Comprehensive Loss
Net Loss	(35,128)	(80,458)	(3,795,289)
Gain (loss) on foreign exchange translation	40,020	12,073	45,867
Total Comprehensive Loss	4,892	(68,385)	(3,749,422)

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
UNAUDITED

						Deficit Accumulated
					Additional	During the	Accumulated	Total
	Common Stock		Common Stock Issuable		Paid-in	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Gain (Loss)	Deficiency
Shares issued for cash at $2.00 per share – August 21, 2003	6	$-	-	$-	$2	-	$-	$2.00

Stock Split– April 30, 2004	570	-	-	-	-	-	-	-
Shares issued for cash at $0.18 per share – April 30, 2004	4,344,749	4,345	-	-	9,046	-	-	13,391
Shares issued for consulting at $0.18 per share -September 30, 2004	235,010	235	-	-	498	-	-	733
Loss for the year	-	-	-	-	-	(74,576)	-	(74,576)
Foreign currency translation adjustment	-	-	-	-	-	-	710	710

Shares issued for consulting at $0.019 per share -November 2, 2004	235,010	235	-	-	548	-	-	783
Shares issued for consulting at $0.019 per share - February 1, 2005	235,010	235	-	-	548	-	-	783
Shares issued for consulting at $0.144 per share – April 21, 2005	57,553	58	-	-	1,378	-	-	1,436
Shares issued for consulting at $0.019 per share – April 28, 2005	705,042	705	-	-	1,645	-	-	2,350
Shares issued for debt at $0.148 per share - April 28, 2005	6,187,050	6,187	-	-	152,877	-	-	159,064
Loss for the period	-	-	-	-	-	(176,296)	-	(176,296)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,823)	(2,823)

Acquisition of PlayBOX MEDIA LIMITED-Recapitalization - March 24, 2006	5,705,139	5,705	-	-	(34,538)	-	-	(28,833)
Shares issued for debt at $0.25 per share - March 31, 2006	520,000	520	-	-	129,671	-	-	130,191
Shares issued for intellectual property at $0.025 per share - March 31, 2006	10,000,000	10,000	-	-	2,490,000	-	-	2,500,000
Shares issued for cash at $0.25 per share - July 14, 2006	300,000	300	-	-	74,700	-	-	75,000
Loss for the period	-	-	-	-	-	(2,726,177)	-	(2,726,177)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,925)	(3,925)
Balance - September 30, 2006	28,525,139	28,525	-	-	2,826,375	(2,977,049)	(6,038)	(128,187)

Shares issued for cash at $0.25 per share - May 30, 2007	320,000	320	-	-	79,680	-	-	80,000
Loss for the period	-	-	-	-	-	(294,636)	-	(294,636)
Foreign currency translation adjustment	-	-	-	-	-	-	(6,130)	(6,130)
Balance - September 30, 2007	28,845,139	28,845	-	-	2,906,055	(3,271,685)	(12,168)	(348,953)

Share subscription for cash at $0.05 per share - April 21, 2008	-	-	2,000,000	2,000	98,000			100,000
Shares issued pursuant to a convertible debenture agreement at $0.25 per share - May 8, 2008	80,000	80			19,920	-	-	20,000
Shares issued for debt settlement at $0.06 per share - May 8, 2008	538,154	538	-	-	31,437	-	-	31,975
Shares issued pursuant to a consulting agreement at $0.25 per share - May 29, 2008	200,000	200			49,800			50,000
Loss for the period	-	-	-	-	-	(488,476)	-	(488,476)
Foreign currency translation adjustment	-	-	-	-	-	-	18,015	18,015
Balance - September 30, 2008	29,663,293	29,663	2,000,000	2,000	3,105,212	(3,760,161)	5,847	(617,439)
Shares issued pursuant to April 21, 2008 share subscription agreement - October 2, 2008	2,000,000	2,000	(2,000,000)	(2,000)				-
Shares issued for debt settlement at $0.09 per share - October 15, 2008	700,000	700	-	-	62,300	-	-	63,000
Shares issued for prepaid directors' fees at $0.05 per share - November 14, 2008	7,200,000	7,200	-	-	352,800	-	-	360,000
Shares issued for debt settlement at $0.04 per share - November 19, 2008	5,623,006	5,623	-	-	219,297	-	-	224,920
Shares issued for prepaid consulting fees at $0.04 per shares - November 25, 2008	9,000,000	9,000	-	-	351,000	-	-	360,000
Loss for the period	-	-	-	-	-	(35,128)	-	(35,128)
Foreign currency translation adjustment	-	-	-	-	-	-	40,020	40,020
Balance - December 31, 2008	54,186,299	54,186	-	-	4,090,609	(3,795,289)	45,867	395,374

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Cash Flow
UNAUDITED
	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007	Cumulative from Incorporation May 2, 2003 to December 31, 2008
Operating
Net Loss	$(35,128)	$(80,458)	$(3,795,289)
Items not involving cash:
Depreciation	-	-	1,887
Shares issued for consulting services	360,000	-	416,085
Shares issued for director's fees	360,000		360,000
Shares for intellectual properties	-	-	2,500,000
Shares issued for settlement of debt	287,920	-	319,895
Changes in non-cash working capital items:
Prepaid Expenses	(698,000)		(698,000)
Accounts payable	3,298	43,909	52,934
Accrued liabilities	(2,250)	(15,332)	11,250
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	(36,960)	-	144,790
Effects of accounts receivable in discontinued operation	-	(250)	(1,391)
Effects of accounts payable in discontinued operation	-	(5,370)	(15,532)
Effects of accrued liabilities in discontinued operations	-	(200)	(8,321)
Effects of amounts owing to related parties in discontinued operations	-	1,448	185,697
Net cash flows provided by (used in) operations	238,880	(56,254)	(525,994)

Investing
Cash acquired in purchase of Playbox Media Limited	-	-	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	-	32,170
Due to related parties	(278,900)	34,838	35,958
Loan payable	-	7,710	-
Share issuances for cash	-	-	288,393
Net cash flows from financing activities	(278,900)	42,548	356,521

Effect of foreign rate changes on net loss	40,020	12,073	45,867

Change in Cash	0	(1,633)	5,131
Cash - Beginning	5,131	5,909	0
Cash - Ending	$5,131	$4,276	$5,131
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2008 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

 The amounts due to related parties of $44,958 for three months ended December 31, 2008 are non-interest bearing, unsecured and due on demand. Included in due to related parties are amounts owing to a corporate and individual shareholder.

5.	Amounts Payable Pursuant to Agreement for Acquisition of Delta Music Limited

On March 28, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) for the proposed acquisition of UK based Delta Music Limited (“Delta Music”).  The acquisition never completed.

However, under the terms of the Agreement, the Company agreed to pay GBP 100,000 (USD 144,790 as of December 31, 2008) to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition completed.

As of December 31, 2008, this amount has not been paid.

6.	Capital Stock
The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.
	a)	On April 21, 2008, the Company received $100,000 (GBP 49,192), from an unrelated party, for 2,000,000 common shares at $0.05 per share. These shares were issued on October 2, 2008.
	b)	On October 15, 2008, the Company issued 700,000 common shares at $0.09 per share in full settlement of a $63,000 debt to Henry Maloney, a former director of the Company.
	c)	On November 15, 2008, the Company issued 7,200,000 common shares at $0.05 per share as prepayment of director’s fees pursuant to a director’s fee agreement with Gideon Jung.
	d)	On November 19, 2008, the Company issued 5,623,008 common shares at $0.04 per share in full settlement of a $224,920 debt to Debondo Capital Ltd., a former related party.
	e)	On November 25, 2008, the Company issued 9,000,000 common shares at $0.04 per share as prepayment of consulting fees pursuant to consulting agreement with Jabeco Inc.

7.	Wind-up of UK Subsidiary

Because the Company has had a history of accumulating debt through its UK subsidiary, the Company's Board of Directors determined that it was in the best interests of the Company to wind-up the UK subsidiary. An effective date of July 1, 2008 was set by the Board.

The following table summarizes the net assets disposed of and accounted for in these financials as discontinued operations:

Assets
Cash	4,749
Accounts Receivable	1,391
Total Assets Disposed of	$6,140

Liabilities
Accounts Payable	37,043
Accrued Liabilities	541
Due to related parties	26,633
Total Liabilities disposed of	$64,217

Net Liabilities disposed of	$58,077

8.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2008, the Company has an accumulated deficit of $3,795,289 and has incurred an accumulated operating cash flow deficit of $525,994 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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
There are no subsequent events expected to have a material affect on the presentation of these financials statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Playbox (US) Inc. was incorporated on April 1, 2005 as Boyd Holdings Inc. under the laws of the State of Nevada. On April 18, 2005, we entered into a letter of intent with PlayBOX UK Media Limited (“PlayBOX UK”) proposing acquisition of PlayBOX UK subject to certain conditions, including raising a minimum of $200,000. PlayBOX UK was incorporated in the United Kingdom on August 21, 2003. On May 23, 2005, we entered into a definitive share exchange agreement (the “Share Exchange Agreement”) with PlayBOX UK and the shareholders of PlayBOX UK. The Share Exchange Agreement originally contemplated a closing date of June 30, 2005. The closing date was extended by agreement in order to provide PlayBOX UK with more time to obtain necessary corporate approvals and to provide us with more time to raise the required financing.

On March 24, 2006, we acquired all of the issued and outstanding shares of PlayBOX UK pursuant to the terms and provisions of the Share Exchange Agreement in consideration of the issuance of an aggregate of 12,000,000 shares of our common stock to the shareholders of PlayBOX UK. On April 12, 2006, we changed our name to Playbox (US) Inc.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “PYBX”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our", "us”, "the Company", “the Corporation”, “or "Playbox (US) Inc." refers to Playbox (US) Inc.

CURRENT BUSINESS OPERATIONS

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

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended December 31, 2008 and December 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION
	Three Month Period Ended December 31, 2008 and December 31, 2007		For the Period from May 2, 2003 (inception) to December 31, 2008
	2008	2007
General and Administrative Expenses
Accounting and Auditing	$1,500	$22,030	$267,758
Bank Charges	62	228	1,996
Consulting	7,000	30,677	274,004
Depreciation	-0-	-0-	1,997
Development	-0-	-0-	228,692
Filing Fees	-0-	-0-	8,226
Intellectual properties	-0-	-0-	2,500,000
Investor Relations	-0-	-0-	18,000
Legal	9,750	17,724	130,777
Marketing	-0-	-0-	38,838
Office and Miscellaneous	-0-	-0-	13,990
Salaries and Benefits	16,000	4,151	229,811
Transfer Agent fees	1,816	-0-	8,441
Travel and Entertainment	-0-	-0-	4,038
Loss from continuing operation	$(35,128)	$(74,819)	$(3,726,459)
Loss from discontinued operations	-0-	(4,334)	(61,924)
Other Income (Expenses)
Foreign Exchange gain (loss)	-0-	(1,305)	(7,786)
Interest Income	-0-	-0-	881
Loss for Period	$(35,128)	$(80,458)	$(3,795,289)

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2008 Compared to Three Month Period Ended December 31, 2007.

Our loss for the three month period ended December 31, 2008 was ($35,128) compared to a loss of ($80,458) during the three month period ended December 31, 2007 (a decrease of $45,330). During the three month periods ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During the three month period ended December 31, 2008, we incurred general and administrative expenses of $35,128 compared to $74,819 incurred during the three month period ended December 31, 2007 (a decrease of $39,691). This resulted in a loss from continuing operations during the three month period ended December 31, 2008 of ($35,128) and a loss from continuing operations during the three month period ended December 31, 2007 of ($74,819). These general and administrative expenses incurred during the three month period ended December 31, 2008 consisted of: (i) accounting and auditing of $1,500 (2007: $22,030); (ii) bank charges of $62 (2007: $228); (iii) consulting fees of $7,000 (2007: $30,677); (iv) legal of $9,750 (2007: $17,724); (v) salaries and benefits of $15,000 (2007: $4,161); and (vi) transfer agent fees of $1,816 (2007: $-0-).

Expenses incurred during the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 decreased primarily due to the decrease in consulting fees, accounting and auditing fees and legal. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Loss from continuing operations of ($74,819) during the three month period ended December 31, 2007 was increased by the recording of ($4,334) (2008: $-0-) as loss from discontinued operations and of ($1,305) (2008: $-0-) as foreign exchange loss resulting in a loss for the period of ($80,458).

Our loss during the three month period ended December 31, 2008 was ($35,128) compared to a loss of ($80,458) incurred during the three month period ended December 31, 2007. The weighted average number of shares outstanding was 42,239,263 for the three month period ended December 31, 2008 compared to 28,845,139 for the three month period ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended December 31, 2008

As at the three month period ended December 31, 2008, our current assets were $704,522 and our current liabilities were $309,149, which resulted in a working capital surplus of $395,373. As at the three month period ended December 31, 2008, current assets were comprised of: (i) $382 in cash of continuing operations; (ii) $4,749 in cash of discontinued operations; (iii) $698,000 in prepaid expenses; and (iv) $1,391 in current assets – discontinued operations. As at the three month period ended December 31, 2008, current liabilities were comprised of: (i) $52,934 in accounts payable; (ii) $2,250 in accrued liabilities; (iii) $44,958 due to related parties; (iv) $144,790 in amounts owning pursuant to agreement for acquisition of Delta Music Limited, a United Kingdom company (“Delta Music”); and (v) $64,217 in current liabilities – discontinued operations.  See “Material Commitments – Delta Music Limited.”

As at the three month period ended December 31, 2008, our total assets were $704,522 comprised entirely of current assets. The increase in total assets during the three month period ended December 31, 2008 from fiscal year ended September 30, 2008 was primarily due to the increase in prepaid expenses.

As at the three month period ended December 31, 2008, our total liabilities were $309,149 comprised entirely of current liabilities. The decrease in liabilities during the three month period ended December 31, 2008 from fiscal year ended September 30, 2008 was primarily due to the decrease in amounts due to related parties.

Stockholders’ equity (deficit) increased from ($617,439) for fiscal year ended September 30, 2008 to $395,374 for the three month period ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended December 31, 2008, net cash flows provided by operating activities was $238,880 consisting primarily of a net loss of ($35,128). During the three month period ended December 31, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for shares issued for consulting services of $360,000, shares issued for directors’ fees of $360,000 and shares issued for settlement of debt of $287,920. Net cash flows used in operating activities was further changed by ($698,000) for prepaid expenses, $3,298 for accounts payable, ($2,250) for accrued liabilities, and ($36,960) for amounts owing pursuant to agreement for acquisition of Delta Music.

For the three month period ended December 31, 2007, net cash flows used in operating activities was ($56,254) consisting primarily of a net loss of ($80,458). During the three month period ended December 31, 2008, net cash flows used in operating activities was changed by $43,909 for accounts payable, ($15,332) for accrued liabilities, ($250) for effects of accounts receivables in discontinued operation, ($200) for effects of accrued liabilities in discontinued operations, and $1,448 for effects of amounts owing to related parties in discontinued operations.

Cash Flows from Investing Activities

For the three month periods ended December 31, 2008 and December 31, 2007, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended December 31, 2008, net cash flows used for financing activities was ($278,900) compared to net cash flows from financing activities of $42,548 for the three month period ended December 31, 2007. Cash flows used by financing activities for the three month period ended December 31, 2008 consisted of ($278,900) due to related party. Cash flows provided by financing activities for the three month period ended December 31, 2007 consisted of $34,838 due to related parties and $7,710 for loan payable.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as disclosed below:

Delta Music Limited

On March 28, 2008, we entered into a share purchase agreement (the “Share Purchase Agreement”) with Laurence Adams and Jacqueline Adams (the “Sellers”) for the proposed acquisition of UK based Delta Music. The acquisition would have been effected through the acquisition from the Sellers of 100% of the total issued and outstanding shares of Delta Leisure, a private company that owned 75% interest of the total issued and outstanding shares of Delta Music, and 25% of the share capital of Delta Music. The consideration for the acquisition would have been a combination of cash and shares of our common stock, as follows: (i) cash of 1,400,000 Pounds Sterling payable on closing of the acquisition, and (ii) a number of shares of our common stock equal to 10% of our common stock, on a fully diluted basis, to be issued on closing of the acquisition.

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

On July 2, 2008, we received notice of termination from the Sellers of termination of the Share Purchase Agreement. The terms of the Share Purchase Agreement provided that either party could terminate if the acquisition contemplated thereunder had not occurred prior to June 30, 2008. Therefore, as of the date of this Quarterly Report, the Share Purchase Agreement is deemed terminated.

However, under the terms of the Share Purchase Agreement, we agreed to pay GBP 100,000 to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition was completed. As of December 31, 2008, this amount has not been paid.

Unresolved SEC Staff Comments

We received a comment letter from the Securities and Exchange Commission dated December 11, 2008 (the “SEC Comment Letter”) pertaining to the Share Purchase Agreement and our agreement to pay GBP 100,000 to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music. The comments pertained to the disclosure in our Current Report on Form 8-K filed on December 8, 2008. On February 3, 2009, we filed an amended Current Report on Form 8-K/A regarding “Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review” and a subsequent amendment no. 2 to the Current Report on Form 8-K/A on February 17, 2009. See “Part II. Item 5. Other Information.”

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars (“USD”).  Recently the British Pound dropped in value compared to the USD. Exchange rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult. Recently the British Pund rose in value compared to the USD. This has not had an appreciable effect on our operations and seems unlikely to do so.

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

ITEM 4. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective and not operating at the reasonable assurance level.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:

• we do not have sufficient segregation of duties;
• we do not have sufficient documentation for accounting or business transactions;
• we have noted material weaknesses in the authorization and posting of general ledger transactions, particularly those related to accruing liabilities resulting from contractual commitments; and
• we do not have an Audit Committee;

It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our balance sheets and our statements of operations and statements of stockholders’ equity at March 31, 2008 and June 30, 2008 to properly reflect an obligation.

As a result of the restatements of our financial statements, we have determined that such significant deficiency did rise to the level of a material weakness in our internal control over financial reporting. The restatement was undertaken to properly reflect an obligation after further consultation with our independent auditors.

Moreover, we have implemented measures as part of our internal controls to determine and ensure that information required to be disclosed in reports filed under the exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act; (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Consumer Protection Corporation vs. Playbox (US) Inc. – Consumer Protection Corporation (CPP), an Arizona corporation, alleges that we and several other defendants engaged in a unsolicited fax campaign to promote our stock. CPP claims to have suffered damages resulting from being a recipient of one of the faxes. We have denied any knowledge or involvement in the campaign and have joined a motion for dismissal filed by another of the defendants. The court has not yet ruled on the motion.  However, we believe the likelihood of an unfavorable outcome is remote and the range of potential loss is immaterial

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of the date of this Quarterly Report and during the three month period ended December 31, 2008, to provide capital, we sold stock in private placement offerings pursuant to contractual agreements as set forth below.

MALONEY SETTLEMENT AGREEMENT

On October 15, 2008, we entered into a settlement agreement (the “Maloney Settlement Agreement”) with Henry C. Maloney, our prior officer and sole director (“Maloney”). In accordance with the terms and provisions of the Settlement Agreement: (i) we issued 700,000 shares of our restricted common stock; and (ii) Maloney agreed to accept the issuance of the 700,000 shares our restricted common stock in consideration of settling and relating any debt due and owing by us to Maloney for his services as an officer and a director. The shares of stock were issued in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was determined by our Board of Directors based on the most recent closing price of the Company’s stock.

DIRECTOR SERVICE AGREEMENT

On November 14, 2008, we entered into a director service agreement (the “Director Service Agreement) with Gideon Jung, our sole director and President/Chief Executive Officer, Chief Financial Officer/Treasurer and Secretary. In accordance with the terms and provisions of the Director Service Agreement: (i) Mr. Jung consented to his appointment as the President/Chief Executive Officer, Chief Financial Officer/Treasurer for a three-year period; and (ii) we agreed to issue Mr. Jung 7,200,000 shares of our restricted common stock in consideration of his appointment. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was determined by our Board of Directors based on the most recent closing price of the Company’s stock.

JABECO CONSULTING AGREEMENT

On November 25, 2008, we entered into the Consulting Agreement Jabeco. In accordance with the terms and provisions of the Consulting Agreement: (i) Jabeco shall provide consulting services to us in the area of securing music content from Asia in the form of music video content, music distribution technology, music distribution through Asian channels and portals both online and on mobile networks, and other directly related advisory services; and (ii) we shall issue to Jabeco 9,000,000 shares of our restricted common stock. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was determined by our Board of Directors based on the most recent closing price of the Company’s stock.

DEBONDO SETTLEMENT AGREEMENT

On November 19, 2008, we entered into a settlement agreement and general mutual release (the “Debondo Settlement Agreement”) with Debondo Capital Inc., a corporation incorporated in London, England (“Debondo”). In accordance with the terms and provisions of the Debondo Settlement Agreement: (i) we issued to Debondo an aggregate of 5,623,006 shares of our restricted common stock; and (ii) Debondo agreed to accept the issuance of the 5,623,006 shares of our restricted common stock in consideration of settling and releasing the debt due and owing by us to Debondo of $224,920.24. We had previously entered into a consulting services agreement on August 1, 2006 with Debondo pursuant to which Debondo provided to us consulting and technical support services.  At September 30, 2008, the amount due and owing Debondo was $224,920.24. The shares of stock were issued in reliance on Regulation S promulgated under the Securities Act. The shares of stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price was determined by our Board of Directors based on the most recent closing price of the Company’s stock.

PRIVATE OFFERING

On October 2, 2008, we issued an aggregate of 2,000,000 shares of our restricted common stock pursuant to a private placement offering (the “Private Placement”) with a certain non-United States resident (the “Investor”) dated April 21, 2008. In accordance with the terms and provisions of the Private Placement, the Investor was to receive 2,000,000 shares of the company at a price of $0.05 per share for aggregate proceeds of $100,000.  The funds were received by the Company on April 21, 2008 but the shares were not issued until October 2, 2008

The shares under the Private Placement were sold to one non-United States Investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OR COMPLETED INTERIM REVIEW

We received a comment letter from the Securities and Exchange Commission dated December 11, 2008 (the “SEC Comment Letter”) pertaining to the Share Purchase Agreement and our agreement to pay GBP 100,000 to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music. The comments pertained to the disclosure in our Current Report on Form 8-K filed on December 8, 2008. On February 3, 2009, we filed an amended Current Report on Form 8-K/A regarding “Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.”

On December 4, 2008, our President, Chief Financial Officer and sole director concluded that the previously reported consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Securities & Exchange Commission (“SEC”) on August 19, 2008 should no longer be relied upon.

After further consideration initiated by a comment letter from the SEC dated December 11, 2008, our President, Chief Financial Officer and sole director concluded on January 30, 2009 that the consolidated financial statements in our Quarterly Form 10-Q for the period ended March 31, 2008 filed with the SEC on May 15, 2008 should also no longer be relied upon.

The affects of the restatement are as follows:

·	Amend the Balance Sheet to increase current liabilities by GBP 100,000
·	Amend the Income Statement to increase expenses for “Development Fees” by GBP 100,000

·	Amend the Statement of Cash Flows and Shareholders’ Equity to reflect the above changes

All of the foregoing was discussed with Moore & Associates, our independent registered public accounting firm. As of the date of this Quarterly Report, we anticipate filing corrected financial information for the aforementioned periods within thirty days. However, the time required to complete the restatements cannot be stated with certainty at this time and will depend, in part, upon completion of Moore & Associates’ review of the restatements. Until we have reissued the restated results for the aforementioned periods, investors and other users of our filings with the SEC are cautioned not to rely on the financial statements in question, to the extent that they are affected by the accounting issues described above.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

Date: February 14, 2009	By:	/s/ Gideon Jung
Gideon Jung,
President and Chief Executive Officer

Date: February 14, 2009	By:	/s/ Gideon Jung
Gideon Jung
Chief Financial Officer