Form 10-Q/A
period 2008-06-30
PLAYBOX (US) INC.
filed 2009-05-13
CIK 1365359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

54,186,293 shares of common stock as of April 28, 2009.

EXPLANATORY NOTE:

We are filing this first amendment to our quarterly report on Form 10-Q for the nine months ended June 30, 2008 to restate our consolidated financial statements for the nine months then ended. In the course of preparing our financial statements for our annual report on Form 10-K to be filed with the Securities and Exchange Commission (“SEC”) for the year ended September 30, 2008, we discovered an unrecorded obligation resulting in a material misstatement of our 2008 interim financial statements for the previously reported quarter ended June 30, 2008. Furthermore, after reviewing comments from the SEC in regards to this misstatement, we concluded that the previous reported quarter ended March 31, 2008 also was affected by this unrecorded obligation. The restatements to include this unrecorded obligation has had a significant impact on our previously reported consolidated balance sheets and consolidated statements of operations contained therein.

The restatement of our consolidated financial statements as a result of the error described above has led our management to conclude that a material weakness existed in our internal control over financial reporting as of June 30, 2008, and that Management’s Report on Internal Control over Financial Reporting should also be restated. Accordingly, this amended filing includes a revised “Item 4. Controls & Procedure”s that reflects management’s conclusion that our internal control over financial reporting was not effective at June 30, 2008 for reasons in addition to those previously discussed.

No attempt has been made in this Form 10-Q/A to update disclosures presented in the original Form 10-Q as filed except those affected by the recognition of the previously unrecorded obligation. Furthermore, this Form 10-Q/A does not reflect events occurring after the original filing except as disclosed in the original Form 10-Q, including any changes to the exhibits affected by subsequent events. Therefore, the exhibits have not been included with this Form 10-Q/A with the exception of  Exhibits 31.1, 31.2 and 32.1 new certifications by our principal executive officer and principal financial officer as required by Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Playbox (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q:

Page

Restated Consolidated Balance Sheets as at June 30, 2008 (unaudited) and September 30, 2007 (audited)	F-2

Restated Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007 and for the period from incorporation (August 21, 2003) to June 30, 2008	F-3

Restated Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007 and for the period from incorporation (August 21, 2003) to June 30, 2008	F-4

Restated Notes to Consolidated Financial Statements	F-5

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	As of
	June 30, 2008	As of
	(Restated)	September 30, 2007
ASSETS

Current Assets
Cash	$13,643	$5,909
Accounts receivable	1,391	322
Total Current Assets	$15,034	$6,231

LIABILITIES
Current Liabilities
Accounts payable	$98,374	$100,207
Accrued liabilities	3,041	35,646
Due to related parties	325,631	201,231
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	199,540	0
Total Current Liabilities	626,585	337,084

Long Term Liabilities
Loan payable	0	18,100
Total Long Term Liabilities	0	18,100

TOTAL LIABILITIES	626,585	355,184

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 29,663,293 (June 30, 2008)	29,663	28,845
28,845,139 (September 30, 2007)
Obligation to issue shares	2,000	-
Additional paid-in capital	3,105,212	2,906,055
Accumulated Comprehensive Loss	(11,943)	(12,168)
Deficit - Accumulated during the development stage	(3,736,482)	(3,271,685)
	(611,550)	(348,953)
	$15,034	$6,231

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21,2003
	Months Ended	Months Ended	Months Ended	Months Ended	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Restated)		(Restated)		(Restated)

Sales	$-	$149	$-	$439	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	0	149	0	439	587
General and Administrative Expenses
Accounting and auditing	8,485	16,217	40,571	56,267	264,807
Bank charges	56	51	798	496	2,030
Consulting and technical support (Note 3)	3,973	30059	115,783	88,884	263,183
Depreciation	-	172	-	552	1,887
Development	-	-	199,540	-	228,692
Filing fees	1,449	57	2,969	2,532	8,226
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	-	-	18,000	18,000
Legal	5,272	6,154	30,462	24,093	120,463
Marketing and public relations	7,513		7,513	-	38,838
Office and miscellaneous	3581	530	4,275	4,190	18,265
Rent	2,977	2,978	9,013	8,783	47,263
Salaries and benefits	24,702	99	54,042	11,645	211,311
Transfer agent fees	1,920	50	2,050	135	4,090
Travel and entertainment	474	9	474	865	4,038
	60,402	56,376	467,491	216,442	3,731,094
	(60,402)	(56,227)	(467,491)	(216,003)	(3,730,507)
Loss from Operations
Other Income (Expense)
Foreign exchange (loss) gain	(334)	(7,138)	2,585	(6,558)	(6,817)
Interest income (expense)	108	13	108	21	842
Net Loss	$(60,627)	$(63,352)	$(464,798)	$(222,540)	$(3,736,482)
Loss per Share – Basic and Diluted	$0.00	$0.00	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	29,284,483	28,225,139	28,991,053	28,561,476

Comprehensive Loss
Net Loss	(60,627)	(63,352)	(464,798)	(222,540)	(3,736,482)
Foreign currency translation adjustment	(1,689)	(1,084)	224	4,875	(11,943)
	(62,316)	(64,436)	(464,574)	(217,665)	(3,748,425)

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow

	For the Nine Months Ending June 30,2008	For the Nine Months Ending June 30,2007	Cumulative from Incorporation August 21, 2003 to June 30, 2008
	(Restated)		(Restated)
Operating
Net Loss	$(464,798)	$(222,540)	$(3,736,482)
Items not involving cash:
Depreciation	-	552	1,887
Shares for consulting services	50,000	-	56,085
Shares for intellectual property	-	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(1,069)	620	(1,391)
Accounts payable	(1,833)	27,258	45,798
Accrued liabilities	(32,605)	(16,806)	(5,821)
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	199,540	-	199,540
Net cash flows used in operations	(250,765)	(210,916)	(940,384)

Investing
Cash acquired on purchase –	-	-	130,626
Playbox Media Limited
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	-	32,170
Amounts due to related parties	124,400	101,145	325,631
Loan from related party	-	-	159,064
Loan payable	(18,100)	14,100	-
Convertible promissory note issuance	20,000	-	20,000
Share issuances for cash	131,975	80,000	300,368
Net cash flows from financing activities	258,275	195,245	837,233

Effect of exchange rate changes	224	(4,875)	(11,943)

Change in Cash	7,734	(20,546)	13,643
Cash - Beginning	5,909	26,433	-
Cash - Ending	$13,643	$5,887	$13,643

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
US Funds
(Restated)

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008

2.	Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet as of June 30, 2008, and the related statements of operations, stockholders’ equity, and cash flows.  The Company had not accounted for a liability which resulted from a Share Purchase Agreement entered into on March 28, 2008 (a more detailed explanation of this transaction is provided in Note 6).

The effects of the restatement are as follows:

• Amendment to the Balance Sheet to increase current liabilities by USD 199,540
• Amendment to the Income Statement to increase expenses for “Development Fees” by USD 199,540
• Amendment to the Statement of Cash Flows to reflect the above changes

3.	Significant Accounting Policies
The following is a summary of significant accounting policies used in the preparation of these financial statements.
	a)	Basis of Consolidation

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

5.	Related Party Balances and Transactions
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
6.	Amounts Payable Pursuant to Agreement for Acquisition of Delta Music Limited

On March 28, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) for the proposed acquisition of UK based Delta Music Limited (“Delta Music”).  The acquisition never completed.

However, under the terms of the Agreement, the Company agreed to pay GBP 100,000 (USD 199,540 as of June 30, 2008) to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition completed.

As of June 30, 2008, this amount has not been paid.

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

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2008, the Company has an accumulated deficit of $3,736,482 and has incurred an accumulated operating cash flow deficit of $940,384 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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

We had cash of $13,643 and working capital deficit of $611,551 as at June 30, 2008. Based on our plan of operations outlined above, we anticipate that our planned expenditures over the next twelve months to be in the amount of approximately $375,000 which will exceed our cash reserves and working capital. As a result, our cash and working capital is not sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate based on our current cash and working capital deficit and our planned expenses that we will not be able to fund our operations beyond the next few months without additional financing. We anticipate that we will require financing in the amount of approximately $800,000 in order to carry out our plan of operations for the next twelve months.

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

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Nine	For the Nine	August 21,2003
	Months Ended	Months Ended	Months Ended	Months Ended	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Restated)		(Restated)		(Restated)

Sales	$-	$149	$-	$439	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	0	149	0	439	587
General and Administrative Expenses
Accounting and auditing	8,485	16,217	40,571	56,267	264,807
Bank charges	56	51	798	496	2,030
Consulting and technical support (Note 3)	3,973	30059	115,783	88,884	263,183
Depreciation	-	172	-	552	1,887
Development	-	-	199,540	-	228,692
Filing fees	1,449	57	2,969	2,532	8,226
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	-	-	18,000	18,000
Legal	5,272	6,154	30,462	24,093	120,463
Marketing and public relations	7,513		7,513	-	38,838
Office and miscellaneous	3581	530	4,275	4,190	18,265
Rent	2,977	2,978	9,013	8,783	47,263
Salaries and benefits	24,702	99	54,042	11,645	211,311
Transfer agent fees	1,920	50	2,050	135	4,090
Travel and entertainment	474	9	474	865	4,038
	60,402	56,376	467,491	216,442	3,731,094
	(60,402)	(56,227)	(467,491)	(216,003)	(3,730,507)
Loss from Operations
Other Income (Expense)
Foreign exchange (loss) gain	(334)	(7,138)	2,585	(6,558)	(6,817)
Interest income (expense)	108	13	108	21	842
Net Loss	$(60,627)	$(63,352)	$(464,798)	$(222,540)	$(3,736,482)

Loss per Share – Basic and Diluted	$0.00	$0.00	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	29,284,483	28,225,139	28,991,053	28,561,476

Comprehensive Loss
Net Loss	(60,627)	(63,352)	(464,798)	(222,540)	(3,736,482)
Foreign currency translation adjustment	(1,689)	(1,084)	224	4,875	(11,943)
	(62,316)	(64,436)	(464,574)	(217,665)	(3,748,425)

Revenue

We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further initial sales in fiscal 2006 and 2007. Our sales continue to be insignificant in terms of our overall operating expenses. We did not generate any sales during the first nine months of fiscal 2008 compared to $149 generated during the first nine month period of fiscal 2007. Our sales have been insignificant in terms of our overall operating expenses. There is no assurance that we will raise the necessary financing to enable us to resume full business operations achieve significant revenues.

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

Development Fees

Our development fees were $199,540 during the first nine months of fiscal 2008 as compared to $nil during the first six months of fiscal 2007. These development fees were attributable to a commitment to pay GBP 100,000 to fund certain expenses incurred by the sellers in our acquisition of U.K based Delta Music Limited (“Delta Music”).
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

Loss from Operations and Net Loss

Our loss from operations increased to $467,491 for the first nine months of fiscal 2008 as compared to $216,003 for the first nine months of fiscal 2007. Our loss from operations increased to $60,402 for the third quarter of fiscal 2008 as compared to a loss of $56,277 for the third quarter of fiscal 2007.

Liquidity And Capital Resources

As at June 30, 2008, we had cash of $13,643 and a working capital deficit of $611,551 and as at September 30, 2007, we had cash of $5,909 and a working capital deficit of $330,853.

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

Cash used in Operating Activities

We used cash of $250,765 in operating activities during the first nine month period of fiscal 2008 compared to $210,916 during the nine month period of fiscal 2007. Since inception, we have used cash of $940,384 in operating activities. We have applied cash generated from financing activities to fund cash used in operating activities.

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

It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reports, which resulted in the restatement of our balance sheets and our statements of operations at March 31, 2008 and June 30, 2008 to properly reflect an obligation.

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

PLAYBOX (US) INC.

By:	/s/ Gideon Jung
Gideon Jung
Chief Executive Officer and Chief Financial Officer
Date: May 11, 2009