Form 10-Q
period 2009-03-31
PLAYBOX (US) INC.
filed 2009-05-20
CIK 1365359

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52753

Playbox (US) Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)

Suite 3.19, 130 Shaftesbury Avenue London, England WID SEU (Address of principal executive offices)

+44 (0) 20 7031 1189 (Issuer’s telephone number)
n/a (Address of prior principal executive offices if changed from last filing)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

With a copy to:
Diane D. Dalmy
Attorney at Law
8965 W. Cornell Place
Lakewood, CO  80227
303.985.9324 (telephone)
303.988.6954 (facsimile)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]                                                                                     Accelerated filer [   ]

Non-accelerated filer [   ]                                                                                     Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 12, 2009
Common Stock, $0.001	54,186,299

PLAYBOX (US) INC.

Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	March 31, 2009	September 30, 2008
ASSETS	UNAUDITED

Current Assets
Cash of Continuing Operations	$382	$382
Cash of Discontinued Operations	4,749	4,749
Total Cash	5,131	5,131
Other Current assets - Discontinued Operations	1,391	1,391
Total Current Assets	6,522	6,522

TOTAL ASSETS	6,522	6,522

LIABILITIES
Current Liabilities
Accounts payable	$53,878	$49,636
Accrued liabilities	2,250	4,500
Due to Related Parties	50,231	323,858
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	142,140	181,750
Current Liabilities - Discontinued Operations	64,217	64,217
Total Current Liabilities	312,716	623,961

TOTAL LIABILITIES	312,716	623,961
STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 54,186,299 (March 31, 2009)	54,186	29,663
29,663,293 (September 30, 2008)
Obligation to issue shares	0	2,000
Additional paid-in capital	4,090,609	3,105,212
Accumulated Other Comprehensive Income (Loss)	49,416	5,847
Deficit - Accumulated during the development stage	(4,500,404)	(3,760,161)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(306,194)	(617,439)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,522	$6,522

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations
UNAUDITED
					Cumulative
					From
					Incorporation
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	May 02, 2003
	Ended	Ended	Ended	Ended	to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

General and Administrative Expenses
Accounting and auditing	2,625	9,553	4,125	31,583	270,383
Bank Charges	23	436	85	663	2,019
Consulting fees	-	79,927	360,000	110,604	627,004
Depreciation	-	-	-		1,887
Development	-	199,540	-	199,540	228,692
Filing fees	3,020	1,520	3,020	1,520	13,062
Intellectual properties	-	-	-	-	2,500,000
Investor relations	-	-	-	-	18,000
Legal	1,447	7,467	11,197	25,190	132,225
Marketing	-	-	-	-	38,838
Office & Miscellaneous	-	-	-	-	13,990
Salaries & Benefits	-	25,179	360,000	29,340	574,811
Transfer agent fees	-	130	1,816	130	6,625
Travel & Entertainment	-	-	-	-	4,038
Total General and Administrative Expenses	7,116	323,751	740,244	398,570	4,431,574
	(7,116)	(323,751)	(740,244)	(398,570)	(4,431,574)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	0	(4,185)	0	(8,519)	(61,924)
Other Income (Expense)
Foreign exchange gain (loss)	0	4,223	0	2,918	(7,786)
Interest income	0	0	0	0	881
Loss for the period	$(7,116)	$(323,713)	(740,244)	(404,171)	$(4,500,404)
	$0.00	$(0.01)	(0.02)	(0.01)
Loss per Share – Basic and Diluted

Weighted Average Shares Outstanding	54,186,299	28,845,139	48,147,138	28,845,139

Comprehensive Loss
Net Loss	(7,116)	(323,713)	(740,244)	(404,171)	(4,500,404)
Gain (loss) on foreign exchange translation	3,548	(10,160)	43,569	1,913	49,416
Total Comprehensive Loss	(3,567)	(333,873)	(696,675)	(402,258)	(4,450,988)

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED
	For the Six Months Ended March 31, 2009	For the Six Months Ended March 31, 2008	Cumulative from Incorporation May 2, 2003 to March 31, 2009
Operating
Net Loss	$(740,244)	$(404,171)	$(4,500,404)
Items not involving cash:
Depreciation	-	-	1,887
Shares issued for consulting services	360,000	50,000	416,085
Shares issued for director's salaries	360,000	-	360,000
Shares for intellectual properties	-	-	2,500,000
Shares issued for settlement of debt	-	-	31,975
Changes in non-cash working capital items:
Accounts payable	4,242	42,773	53,878.41
Accrued liabilities	(2,250)	(841)	11,250
Amounts owing pursuant to agreement for acquisition of Delta Music Limited		199,540	181,750
Effects of accounts receivable in discontinued operation	-	(369)	(1,391)
Effects of accounts payable in discontinued operation	-	(322)	(15,532)
Effects of accrued liabilities in discontinued operations	-	7,869	(8,321)
Effects of amounts owing to related parties in discontinued operations	-	26,633	185,697
Net cash flows provided by (used in) operations	(18,252)	(78,888)	(783,126)

Investing
Cash acquired in purchase of Playbox Media Limited	-	-	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	-	32,170
Due to related parties	14,335	42,501	329,193.52
Loan payable	-	12,710	-
Share issuances for cash	-	20,000	288,393
Net cash flows from financing activities	14,335	75,211	649,757

Effect of exchange rate changes	3,917	1,913	9,764

Change in Cash	0	(1,764)	5,131
Cash - Beginning	5,131	5,909	0
Cash - Ending	$5,131	$4,145	$5,131
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(Formerly Boyd Holdings Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2008 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

 The amounts due to related parties of $50,231 for six months ended March 31, 2009 are non-interest bearing, unsecured and due on demand. Included in due to related parties are amounts owing to a corporate and individual shareholder.

5.	Amounts Payable Pursuant to Agreement for Acquisition of Delta Music Limited

On March 28, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) for the proposed acquisition of UK based Delta Music Limited (“Delta Music”).  The acquisition never completed.

However, under the terms of the Agreement, the Company agreed to pay GBP 100,000 (USD 142,140 as of M arch 31, 2009) to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition completed.

As of March 31, 2009, this amount has not been paid.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2009, the Company has an accumulated deficit of $4,500,404 and has incurred an accumulated operating cash flow deficit of $783,126 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “PYBX:BB”.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended March 31, 2009 and March 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

			Cumulative
			From
			Incorporation
	For the Six Months Ended	For the Six Months Ended	May 2, 2003 to
	March 31, 2009	March 31, 2008	March 31, 2009
General and Administrative Expenses
Accounting and auditing	4,125	31,583	270,383
Bank Charges	85	663	2,019
Consulting fees	360,000	110,604	627,004
Depreciation	-		1,887
Development	-	199,540	228,692
Filing fees	3,020	1,520	13,062
Intellectual properties	-	-	2,500,000
Investor relations	-	-	18,000
Legal	11,197	25,190	132,225
Marketing	-	-	38,838
Office & Miscellaneous	-	-	13,990
Salaries & Benefits	360,000	29,340	574,811
Transfer agent fees	1,816	130	6,625
Travel & Entertainment	-	-	4,038
Total General and Administrative Expenses	740,244	398,570	4,431,574
	(740,244)	(398,570)	(4,431,574)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	-	(8,519)	(61,924)
Other Income (Expense)
Foreign exchange gain (loss)	-	2,918	(7,786)
Interest income	-	0	881
Loss for the period	$(740,244)	(404,171)	$(4,500,404)

Comprehensive Loss
Net Loss	(740,244)	(404,171)	(4,500,404)
Gain (loss) on foreign exchange translation	43,569	1,913	49,416
Total Comprehensive Loss	(696,675)	(402,258)	(4,450,988)

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

Six Month Period Ended March 31, 2009 Compared to Six Month Period Ended March 31, 2008.

Our comprehensive loss for the six month period ended March 31, 2009 was ($696,675) compared to a comprehensive loss of ($402,258) during the six month period ended March 31, 2008 (an increase of $294,417). During the six month periods ended March 31, 2009 and March 31, 2008, we did not generate any revenue.

During the six month period ended March 31, 2009, we incurred general and administrative expenses of $740,244 compared to $398,570 incurred during the six month period ended March 31, 2008 (an increase of $341,674). This resulted in a loss from continuing operations during the six month period ended March 31, 2009 of ($740,244) and a loss from continuing operations during the six month period ended March 31, 2008 of ($398,570). These general and administrative expenses incurred during the six month period ended March 31, 2009 consisted of: (i) accounting and auditing of $4,125 (2008: $31,583); (ii) bank charges of $85 (2008: $663); (iii) consulting fees of $360,000 (2008: $110,604); (iv) development of $-0- (2008: $199,540); (v) filing fees of $3,020 (2008: $1,520); (vi) legal of $11,197 (2008: $25,190); (vii) salaries and benefits of $360,000 (2008: $29,340); and (viii) transfer agent fees of $1,816 (2008: $130).

Expenses incurred during the six month period ended March 31, 2009 compared to the six month period ended March 31, 2008 increased primarily due to the increase in consulting fees and salaries and benefits. On March 28, 2008, we had entered into a Share Purchase Agreement (the “Agreement”) for the proposed acquisition of U.K based Delta Music Limited (“Delta Music”). Under the terms of the Agreement, we agreed to pay one hundred thousand British pounds (GBP 100,000) to the attorneys of the sellers to fund certain expenses to be incurred by the sellers and Delta Music in connection with completion of the acquisition. Therefore, the increase in expenses in the current period for the consulting and salaries were offset by the development fees of GBP 100,000 in the prior year. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Loss from continuing operations of ($740,244) during the six month period ended March 31, 2009 was decreased by the recording of $43,569 as foreign exchange translation gain resulting in a comprehensive loss for the period of ($696,675). Loss from continuing operations of ($398,570) during the six month period ended March 31, 2008 was decreased by the recording of $2,918 as foreign exchange gain and $1,913 as foreign exchange translation gain, and increased by ($8,519) as loss from discontinued operations.

Our comprehensive loss during the six month period ended March 31, 2009 was ($696,675) compared to a comprehensive loss of ($402,258) incurred during the six month period ended March 31, 2008. The weighted average number of shares outstanding was 48,147,138 for the six month period ended March 31, 2009 compared to 28,845,139 for the six month period ended March 31, 2008.

Three Month Period Ended March 31, 2009 Compared to Three Month Period Ended March 31, 2008.

During the three month periods ended March 31, 2009 and March 31, 2008, we did not generate any revenue. Our comprehensive loss for the three month period ended March 31, 2009 was ($3,567) compared to a comprehensive loss of ($333,873) during the three month period ended March 31, 2008 (a decrease of ($330,306).

During the three month period ended March 31, 2009, we incurred general and administrative expenses of $7,116 compared to $323,751 incurred during the three month period ended March 31, 2008 (a decrease of $316,635). This resulted in a loss from continuing operations during the three month period ended March 31, 2009 of ($7,116) and a loss from continuing operations during the three month period ended March 31, 2008 of ($323,751). These general and administrative expenses incurred during the three month period ended March 31, 2009 consisted of: (i) accounting and auditing of $2,625 (2008: $9,553); (ii) bank charges of $23 (2008: $436); (iii) consulting fees of $79,927 (2008: $360,000); (iv) development of $-0- (2008: $199,540); (v) filing fees of $3,020 (2008: $1,520); (vi) legal of $1,447 (2008: $7,467); (vii) salaries and benefits of $-0- (2008: $25,179); and (viii) transfer agent fees of $-0- (2008: $130).

Expenses incurred during the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 decreased primarily due to the decrease in development, consulting fees, legal and salaries and benefits.

Loss from continuing operations of ($7,116) during the three month period ended March 31, 2009 was decreased by the recording of $3,548 as foreign exchange translation gain resulting in a comprehensive loss for the period of ($3,567). Loss from continuing operations of ($323,751) during the three month period ended March 31, 2008 was increased by the recording of ($4,185) in loss from discontinued operations and ($10,160) in loss on foreign exchange translation and decreased by $4,223 in foreign exchange gain, resulting in a comprehensive loss for the period of ($333,873).

Our comprehensive loss during the three month period ended March 31, 2009 was ($3,567) compared to a comprehensive loss of ($333,873) incurred during the three month period ended March 31, 20078. The weighted average number of shares outstanding was 54,186,299 for the three month period ended March 31, 2009 compared to 28,845,139 for the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended March 31, 2009

As at the six month period ended March 31, 2009, our current assets were $6,522 and our current liabilities were $312,716, which resulted in a working capital deficit of ($306,194). As at the six month period ended March 31, 2009, current assets were comprised of $382 in cash. As at the six month period ended March 31, 2009, current liabilities were comprised of: (i) $53,878 in accounts payable; (ii) $2,250 in accrued liabilities; (iii) $50,231 due to related parties; and (iv) $142,140 in amounts owning pursuant to agreement for acquisition of Delta Music.  See “Material Commitments – Delta Music Limited.”

As at the six month period ended March 31, 2009, our total assets were $382 comprised entirely of cash.  As at the six month period ended March 31, 2009, our total liabilities were $312,716 comprised entirely of current liabilities. The decrease in liabilities during the six month period ended March 31, 2009 from fiscal year ended September 30, 2008 was primarily due to the decrease in amounts due to related parties.

Stockholders’ equity (deficit) decreased from ($617,439) for fiscal year ended September 30, 2008 to ($06,194) for the six month period ended March 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended March 31, 2009, net cash flows used in operating activities was ($18,262) consisting primarily of a net loss of ($740,244). During the six month period ended March 31, 2009, net cash flows used in operating activities was adjusted by items not requiring the use of cash for shares issued for consulting services of $360,000 and shares issued for directors’ salaries of $360,000. Net cash flows used in operating activities was further changed by $4,242 for accounts payable and ($2,250) for accrued liabilities.

For the six month period ended March 31, 2008, net cash flows used in operating activities was ($78,888) consisting primarily of a net loss of ($404,171). During the six month period ended March 31, 2008, net cash flows used in operating activities was adjusted by items not requiring the use of cash for shares issued for consulting services. Net cash flows used in operating activities was further changed by $42,773 for accounts payable, ($841) for accrued liabilities, ($369) for effects of accounts receivables in discontinued operation, ($322) for effects of accounts payable in discontinued operation, $7,869 for effects of accrued liabilities in discontinued operations, and $26,633 for effects of amounts owing to related parties in discontinued operations.

Cash Flows from Investing Activities

For the six month periods ended March 31, 2009 and March 31, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended March 31, 2009, net cash flows from financing activities was $14,335 compared to net cash flows from financing activities of $75,211 for the six month period ended March 31, 2008. Cash flows used by financing activities for the six month period ended March 31, 2009 consisted of $14,335 due to related party. Cash flows provided by financing activities for the six month period ended March 31, 2008 consisted of $42,501 due to related parties, $12.,710 for loan payable and $20,000 for share issuances for cash.

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

However, under the terms of the Share Purchase Agreement, we agreed to pay up to GBP $100,000 as of September 30, 2008 to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition was completed. As of December 31, 2008, the amount has not been paid. See “ – Unresolved SEC Staff Comments.”

Unresolved SEC Staff Comments

We received a comment letter from the Securities and Exchange Commission dated December 11, 2008 (the “2008 SEC Comment Letter”) pertaining to the Share Purchase Agreement and our agreement to pay GBP $100,000 to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music. The comments pertained to the disclosure in our Current Report on Form 8-K filed on December 8, 2008. On February 3, 2009, we filed an amended Current Report on Form 8-K regarding “Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review” and a subsequent amendment no. 2 to the Current Report on Form 8-K on February 16, 2009. We received a further comment letter from the Securities and Exchange Commission dated April 7, 2009 (the “2009 SEC Comment Letter”) pertaining to our Annual Report on Form 10-K for fiscal year ended September 30, 2008 and our Quarterly Report on Form 10-Q for quarter ended December 31, 2008. As of the date of this Quarterly Report, we have filed an amendment to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008 but have not yet filed our Annual Report on Form 10-K for fiscal year ended September 30, 2008 and our Quarterly Reports on Form 10-Q for the Quarter ended March 31, 2008 or December 31, 2008.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars (“USD”).  The British Pound has been pegged to the USD with regards to the exchange rate system. Exchange rate fluctuations may have a material impact on our consolidated financial reporting and make realistic revenue projections difficult. Recently the British Pund rose in value compared to the USD. This has not had an appreciable effect on our operations and seems unlikely to do so.

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

ITEM IV. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

“We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

However, we have implemented measures as part of our internal controls to determine and ensure that information required to be disclosed in reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act; (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Consumer Protection Corporation vs. Playbox (US) Inc. – Consumer Protection Corporation (CPP), an Arizona corporation, alleges that we and several other defendants engaged in a unsolicited fax campaign to promote our stock. CPP claims to have suffered damages resulting from being a recipient of one of the faxes. We have denied any knowledge or involvement in the campaign. The other defendants have already settled with the plaintiff and we are in the process of negotiating a no-cost settlement with the plaintiff. We believe the likelihood of an unfavorable outcome is remote and the range of potential loss is immaterial

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of the date of this Quarterly Report and during the three month period ended December 31, 2008, to reduce our debt as well as compensate a director and consultant, we issued stock in private placement offerings pursuant to contractual agreements as set forth below.

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

ITEM 5. OTHER INFORMATION

NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OR COMPLETED INTERIM REVIEW

2008 SEC Comment Letter

We received a comment letter from the Securities and Exchange Commission dated December 11, 2008 (the “2008 SEC Comment Letter”) pertaining to the Share Purchase Agreement and our agreement to pay $181,750 ($100,000 GBP) to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music. The comments pertained to the disclosure in our Current Report on Form 8-K filed on December 8, 2008. On February 3, 2009, we filed an amended Current Report on Form 8-K regarding “Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.”

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

2009 SEC Comment Letter

In furtherance of the 2008 SEC Comment Letter, we received a comment letter from the Securities and Exchange Commission dated April 7, 2009 (the “2009 SEC Comment Letter”) pertaining to assessment of our internal controls and procedures in our Annual Report on Form 10-K for fiscal year ended September 30, 2008 and the financial statements in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008. As of the date of this Quarterly Report, we anticipate filing an amendment to our Annual Report on Form 10-K for fiscal year ended September 30, 2008 and our Quarterly Report on Form 10-Q for period ended December 31, 2008 within the following two weeks.

ITEM 6. EXHIBITS

Exhibits:
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

PLAYBOX (US) INC.

Date: May 18, 2009	By:	/s/ Gideon Jung
Name: Gideon Jung
Title: President and Chief Executive Officer

Date: May 18, 2009	By:	/s/ Gideon Jung
Name: Gideon Jung
Title: Chief Financial Officer