Form 10-Q/A
period 2008-03-31
PLAYBOX (US) INC.
filed 2009-06-15
CIK 1365359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____to _____

Commission File Number: 000-52753

PLAYBOX (US) INC.
(Name of issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

14 Robinson Road, Suite # 13-00, Far East Finance Building, Singapore 048545
(Address of principal executive offices)

+65-6491-5497
Issuer's telephone number

With a copy to:
Diane D. Dalmy
Attorney at Law
8965 W. Cornell Place
Lakewood, Colorado 80227
303.985.9324 (telephone)
303.988.6954 (fax)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 28,845,139 shares of common stock as of May 31, 2009.

EXPLANATORY NOTE:

We are filing this first amendment to our quarterly report on Form 10-Q for the six months ended March 31, 2008 (the “March 2008 Form 10-Q”) to restate our consolidated financial statements for the six months then ended. In the course of preparing our financial statements for our annual report on Form 10-K to be filed with the Securities and Exchange Commission (“SEC”) for the year ended September 30, 2008, we discovered an unrecorded obligation resulting in a material misstatement of our 2008 interim financial statements for the previously reported quarter ended June 30, 2008. Furthermore, after reviewing comments from the SEC in regards to this misstatement, we concluded that the previous reported quarter ended March 31, 2008 also was affected by this unrecorded obligation. The restatements to include this unrecorded obligation has had a significant impact on our previously reported consolidated balance sheets and consolidated statements of operations contained therein.

The restatement of our consolidated financial statements as a result of the error described above has led our management to conclude that a material weakness existed in our internal control over financial reporting as of March 31, 2008, and that Management’s Report on Internal Control over Financial Reporting should also be restated. Accordingly, this amended filing includes a revised “Item 4. Controls & Procedure”s that reflects management’s conclusion that our internal control over financial reporting was not effective at March 31, 2008 for reasons in addition to those previously discussed.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited consolidated financial statements of Playbox (US) Inc. (the “Company”) are included in this Quarterly Report on Form 10-Q/A:

Page

Restated Consolidated Balance Sheets as at March 31, 2008 (unaudited) and September 30, 2007 (audited)	F-2

Restated Consolidated Statements of Operations for the three and six months ended March 31, 2008 and 2007 and for the period from incorporation (August 21, 2003) to March 31, 2008	F-3

Restated Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and 2007 and for the period from incorporation (August 21, 2003) to March 31, 2008	F-4

Restated Notes to Consolidated Financial Statements	F-5

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	As of
	March 31, 2008	As of
	(Restated)	September 30, 2007
ASSETS

Current Assets
Cash	$4,145	$5,909
Accounts receivable	691	322
Total Current Assets	$4,836	$6,231

LIABILITIES
Current Liabilities
Accounts payable	$142,658	$100,207
Accrued liabilities	42,674	35,646
Due to related parties	270,364	201,231
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	199,540	0
Total Current Liabilities	655,236	337,084

Long Term Liabilities
Loan payable	30,810	18,100
Total Long Term Liabilities	30,810	18,100
TOTAL LIABILITIES	686,046	355,184

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 28,845,139 (March 31, 2008)	28,845	28,845
28,845,139 (September 30, 2007)
Obligation to issue shares	70,000	-
Additional paid-in capital	2,906,055	2,906,055
Accumulated Other Comprehensive Income (Loss)	(10,255)	(12,168)
Deficit accumulated during the development stage	(3,675,856)	(3,271,685)
	(681,210)	(348,953)
	$4,836	$6,231

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 21,2003
	Months Ended	Months Ended	Months Ended	Months Ended	to
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008
	(Restated)		(Restated)		(Restated)

Sales	$-	$146	$-	$290	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	-	146	-	290	587
General and Administrative Expenses
Accounting and auditing	10,056	10,931	32,086	40,050	256,322
Bank charges	476	219	742	445	1,974
Consulting and technical support (Note 3)	79,907	-	111,811	58,825	259,211
Depreciation	-	169	-	380	1,887
Development	199,540	-	199,540	-	228,692
Filing fees	1,520	1,070	1,520	2,475	6,777
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	18,000	-	18,000	18,000
Legal	7,466	8,061	25,190	17,939	115,192
Marketing and public relations	-	-	-	-	31,325
Office and miscellaneous	694	840	694	3,660	14,684
Rent	2,968	2,931	6,036	5,805	44,286
Salaries and benefits	25,179	32,411	29,340	11,546	186,609
Transfer agent fees	130	-	130	85	2,170
Travel and entertainment	-	9	-	856	3,564
	327,936	74,641	407,089	160,066	3,670,693
	(327,936)	(74,495)	(407,089)	(159,776)	(3,670,106)
Loss from Operations
Other Income (Expense)
Foreign exchange (loss) gain	4,223	519	2,918	580	(6,484)
Interest income (expense)	-	(7)	-	8	734
Net Loss	$(323,713)	$(73,983)	$(404,171)	$(159,188)	$(3,675,856)
	$(0.01)	$0.00	$(0.01)	$(0.01)
Loss per Share – Basic and Diluted
	28,845,139	28,525,139	28,845,139	28,525,139
Weighted Average Shares Outstanding

Comprehensive Loss
Net Loss	(323,713)	(73,983)	(404,171)	(159,188)	(3,675,856)
Foreign currency translation adjustment	(10,160)	(149)	1,913	(3,001)	(10,255)
	(333,873)	(74,132)	(402,258)	(162,189)	(3,686,111)

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow

	For the Six Months Ending March 31, 2008	For the Six Months Ending March 31,2007	Cumulative from Incorporation August 21, 2003 to March 31, 2008
	(Restated)		(Restated)
Operating
Net Loss	$(404,171)	$(159,188)	$(3,675,856)
Items not involving cash:
Depreciation	-	380	1,887
Shares for consulting services	50,000	-	56,085
Shares for intellectual property	-	-	2,500,000
Changes in non-cash working capital items:
Accounts receivable	(369)	-199	(691)
Accounts payable	42,451	80,150	90,082
Accrued liabilities	7,028	(6,201)	33,812
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	199,540	-	199,540
Net cash flows used in operations	(105,521)	(85,058)	(795,141)

Investing
Cash acquired on purchase –	-	-	130,626
Playbox Media Limited
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	66,932	32,170
Amounts due to related parties	69,134	-	270,365
Loan from related party	-	-	159,064
Loan payable	12,710	-	30,810
Convertible promissory note issuance	20,000	-	20,000
Share issuances for cash	-	-	168,393
Net cash flows from financing activities	101,844	66,932	680,802

Effect of exchange rate changes	1,913	(3,068)	(10,255)

Change in Cash	(1,764)	(21,194)	4,145
Cash - Beginning	5,909	26,433	-
Cash - Ending	$4,145	$5,239	$4,145

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)
(RESTATED)

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

2.	Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet as of March 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows.

The Company had not accounted for a liability which resulted from a Share Purchase Agreement entered into on March 28, 2008 for the proposed acquisition of UK based Delta Music Limited (“Delta Music”) – see Note 4.c. for a more detailed description of the acquisition.

Under the terms of the Agreement, the Company agreed to pay GBP 100,000 (USD 199,540 as of March 31, 2008) to the attorneys of the Sellers to fund certain expenses to be incurred by the Sellers and Delta Music in connection with the acquisition regardless of whether or not the acquisition completed.

The effects of the restatement are as follows:
• Amendment to the Balance Sheet to increase current liabilities by USD 199,540
• Amendment to the Income Statement to increase expenses for “Development Fees” by USD 199,540
• Amendment to the Statement of Stockholders’ Equity and Cash Flows to reflect the above changes

3.	Promissory Note

On February 4, 2008, the Company issued a convertible promissory note for a total amount of $20,000. This note bears interest at 5% per annum and is repayable by August 4, 2008. On February 5, 2008, this note was converted to shares at $0.25 per share under a settlement agreement.

4.	Commitments
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

c)
The Company entered into a share purchase agreement March 28, 2008 with Laurence Adams and Jacqueline Adams for the proposed acquisition of U.K based Delta Music Limited, a United Kingdom company (“Delta Music”). The acquisition will be effected through the acquisition of 100% of the issued share capital of Delta Leisure Group Plc ("Delta Leisure"), a private company that owns 75% interest of the issued share capital of Delta Music, and 25% of the share capital of Delta Music. The consideration for the acquisition will be a combination of cash and shares of the Company’s common stock, as follows:

• cash of 1,400,000 Pounds Sterling payable on closing of the acquisition, and
• a number of shares of the Company’s common stock equal to 10% of the Company’s common stock, on a fully diluted basis, to be issued on closing of the acquisition.
The acquisition will be subject the completion by the Company of a private placement financing to raise gross proceeds of no less than $4,000,000 by no later than June 30, 2008.

5.	Subsequent Events

	a)	On April 11, 2008, the Company issued 639,647 common shares, pursuant to a debt settlement agreement with a fair value of $31,982 in full settlement of the loan payable.

	b)	On April 17, 2008, the Company received $100,000 as total cash consideration for the private placement of 2,000,000 common shares.

Item 2.	Management’s Discussion and Analysis

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

Prospective Acquisition of Delta Leisure Group Plc

Further to the letter of intent dated December 14, 2007, we entered into a share purchase agreement dated March 28, 2008 (the “Share Purchase Agreement”) with Laurence Adams and Jacqueline Adams (the “Sellers”) for the proposed acquisition of U.K based Delta Music Limited, a United Kingdom company (“Delta Music”). The acquisition will be effected through the acquisition from the Sellers of 100% of the issued share capital of Delta Leisure Group Plc ("Delta Leisure"), a private company that owns 75% interest of the issued share capital of Delta Music, and 25% of the share capital of Delta Music. The consideration for the acquisition will be a combination of cash and shares of the Company’s common stock, as follows:

•	cash of 1,400,000 Pounds Sterling (equal to approximately $2,746,000 as at May 12, 2008) payable on closing of the acquisition, and

•	a number of shares of our common stock equal to 10% of our common stock, on a fully diluted basis, to be issued on closing of the acquisition.

The completion of the acquisition will be subject to the satisfaction of the conditions precedent to closing set forth in the Share Purchase Agreement by no later than June 30, 2008. These conditions include the following conditions, in addition to customary conditions of closing:

•	the completion by us of a private placement financing to raise gross proceeds of no less than $4,000,000, and

•
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

We had cash of $4,145 and working capital deficit of $650,401 as at March 31, 2008. Based on our plan of operations outlined above, we anticipate that our planned expenditures over the next twelve months in the amount of approximately $975,000 will exceed our cash reserves and working capital. In addition, we will require approximately $2,750,000 to complete the acquisition of Delta Music. As a result, our cash and working capital is not sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. We anticipate based on our current cash and working capital deficit and our planned expenses that we will not be able to fund our operations beyond the next few months without additional financing. We anticipate that we will require financing in the amount of approximately $560,000 in order to carry out our plan of operations for the next twelve months.

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

					Cumulative
					From
					Incorporation
	For the Three	For the Three	For the Six	For the Six	August 21,2003
	Months Ended	Months Ended	Months Ended	Months Ended	to
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008
	(Restated)		(Restated)		(Restated)

Sales	$-	$146	$-	$290	$1,364
Cost of Sales	-	-	-	-	777
Gross Margin	-	146	-	290	587
General and Administrative Expenses
Accounting and auditing	10,056	10,931	32,086	40,050	256,322
Bank charges	476	219	742	445	1,974
Consulting and technical support (Note 3)	79,907	-	111,811	58,825	259,211
Depreciation	-	169	-	380	1,887
Development	199,540	-	199,540	-	228,692
Filing fees	1,520	1,070	1,520	2,475	6,777
Intellectual property	-	-	-	-	2,500,000
Investor relations	-	18,000	-	18,000	18,000
Legal	7,466	8,061	25,190	17,939	115,192
Marketing and public relations	-	-	-	-	31,325
Office and miscellaneous	694	840	694	3,660	14,684
Rent	2,968	2,931	6,036	5,805	44,286
Salaries and benefits	25,179	32,411	29,340	11,546	186,609
Transfer agent fees	130	-	130	85	2,170
Travel and entertainment	-	9	-	856	3,564
	327,936	74,641	407,089	160,066	3,670,693
	(327,936)	(74,495)	(407,089)	(159,776)	(3,670,106)
Loss from Operations
Other Income (Expense)
Foreign exchange (loss) gain	4,223	519	2,918	580	(6,484)
Interest income (expense)	-	(7)	-	8	734
Net Loss	$(323,713)	$(73,983)	$(404,171)	$(159,188)	$(3,675,856)
	$(0.01)	$0.00	$(0.01)	$(0.01)
Loss per Share – Basic and Diluted
	28,845,139	28,525,139	28,845,139	28,525,139
Weighted Average Shares Outstanding

Comprehensive Loss
Net Loss	(323,713)	(73,983)	(404,171)	(159,188)	(3,675,856)
Foreign currency translation adjustment	(10,160)	(149)	1,913	(3,001)	(10,255)
	(333,873)	(74,132)	(402,258)	(162,189)	(3,686,111)

Revenue

We achieved our initial sales from the PlayBOX online music application in fiscal 2005. We achieved further initial sales in fiscal 2006 and 2007. Our initial sales were attributable to sales of web hosting services that we provide to The Little Bazaar, which was our only paying customer. Our sales continue to be insignificant in terms of our overall operating expenses. We did not generate any sales during the first six months of fiscal 2008 compared to $146 generated during the first three month period of fiscal 2007 and $290 generated during the first half of fiscal 2007. Our sales have been insignificant in terms of our overall operating expenses. There is no assurance that we will raise the necessary financing to enable us to resume full business operations achieve significant revenues.

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

Development Fees

Our development fees were $199,540 during the first six months of fiscal 2008 as compared to $nil during the first six months of fiscal 2007. These development fees were attributable to a commitment to pay GBP 100,000 to fund certain expenses incurred by the sellers in our acquisition of U.K based Delta Music Limited (“Delta Music”).

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

Loss from Operations and Net Loss

Our loss from operations increased to $407,089 for the first six months of fiscal 2008 as compared to $159,776 for the first six months of fiscal 2007. Our loss from operations increased to $327,936 for the second quarter of fiscal 2008 as compared to $74,495 for the second quarter of fiscal 2007.

Liquidity And Capital Resources

As at March 31, 2008, we had cash of $4,145 and a working capital deficit of $650,401 and as at September 30, 2007, we had cash of $5,909 and a working capital deficit of $330,853.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.	Risk Factors

Not required as we are a “smaller reporting company”, within the meaning of the Securities Exchange Act of 1934.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended March 31, 2008.

Item 5.	Other Information

None

Item 6.	Other Information

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOX (US) INC.

By:	/s/ Gideon Jung
Gideon Jung
Chief Executive Officer and Chief Financial Officer
Date: June 2, 2009