Form 10-K/A
period 2008-09-30
PLAYBOX (US) INC.
filed 2009-06-15
CIK 1365359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to  ______

Commission File Number: 000-52753

PLAYBOX (US) INC.

(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)

14 Robinson Road, Suite #13-00 Far East Finance Building
Singapore	048545
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +65-6491-5497

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [   ] Yes    [X ] No

Index

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [    ]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No[    ]

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ X ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [   ]                                      Accelerated filer [  ]                                             Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X ] Yes    [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity: $516,849 as at June 9, 2009

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of June 9, 2009
Common Stock, $0.001 par value	54,186,299

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

This Annual Report is being amended in response to comments provided by the Securities and Exchange Commission in its letter dated April 7, 2009. The Annual Report has been amended pertaining to its internal controls and procedures disclsoure.

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

CURRENT BUSINESS OPERATIONS

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Report of Independent Registered Public Accounting Firm Dated December __, 2008.

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

Notes to Financial Statements.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Moore & Associates Chartered
Las Vegas, Nevada
January 12, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Index

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	September 30, 2008	September 30, 2007
ASSETS

Current Assets
Cash of Continuing Operations	$382	$382
Cash of Discontinued Operations	4,749	5,527
Other current assets - Discontinued Operations	1,391	322
Total Current Assets	6,522	6,231

Equipment, net of depreciation	0	0

TOTAL ASSETS	6,522	6,231

LIABILITIES
Current Liabilities
Accounts payable	$49,636	$84,967
Accrued liabilities	4,500	27,570
Due to Related Parties	323,858	138,325
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	181,750	0
Current Liabilities - Discontinued Operations	64,217	86,223
Total Current Liabilities	623,961	337,084

Long Term Liabilities
Loans Payable	0	18,100
Total Long Term Liabilites	0	18,100

	623,961	355,184
STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 29,663,293 (September 30, 2008)	29,663	28,845
28,845,139 (September 30, 2007)
Obligation to issue shares	2,000	-
Additional paid-in capital	3,105,212	2,906,055
Accumulated Comprehensive Loss	5,847	(12,168)
Deficit - Accumulated during the development stage	(3,760,161)	(3,271,685)
	(617,439)	(348,953)
	$6,522	$6,231

The accompanying notes are an integral part of these consolidated financials statements.

Index

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			From
			Incorporation
	For the Year	For the Year	May 02, 2003
	Ended	Ended	to
	September 30, 2008	September 30, 2007	September 30, 2008

General and Administrative Expenses
Accounting and auditing	42,022	80,375	266,258
Bank Charges	702	772	1,934
Consulting fees	119,604	119,599	267,004
Depreciation	0	568	1,887
Development	199,540	0	228,692
Filing fees	2,969	2,532	8,226
Intellectual properties	0	0	2,500,000
Investor relations	0	18,000	18,000
Legal	31,026	33,726	121,027
Marketing	7,513	0	38,838
Office & Miscellaneous	0	4,755	13,990
Salaries & Benefits	57,542	11,750	214,811
Transfer agent fees	4,585	135	6,625
Travel & Entertainment	474	875	4,038
Total General and Administrative Expenses	465,977	273,088	3,691,331
	(465,977)	(273,088)	(3,691,331)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	(24,261)	(11,372)	(61,924)
Other Income (Expense)
Foreign exchange gain (loss)	1,616	(10,266)	(7,786)
Interest income	147	49	881
Loss for the period	$(488,476)	$(294,636)	$(3,760,161)

Loss per Share – Basic and Diluted	$-0.02	$(0.01)

Weighted Average Shares Outstanding	29,160,031	28,632,975

Comprehensive Loss
Net Loss	(488,476)	(294,636)	(3,760,161)
Gain (loss) on foreign exchange translation	18,015	(6,130)	5,847
Total Comprehensive Loss	(470,461)	(300,766)	(3,754,314)

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

Index

ITEM 9A.	CONTROLS AND PROCEDURES

“Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Gideon Jung, our President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Jung concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008.

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

It is our responsibility and that of our management to identify any deficiencies in internal controls over financial reporting. We discovered certain deficiencies in our internal control over financial reporting, which resulted in the restatement of our balance sheets and our statements of operations and statements of cash flows, respectively, at March 31, 2008 and June 30, 2008 to properly reflect an obligation.

As a result of the restatements of our financial statements, we have determined that such significant deficiency did rise to the level of a material weakness in our internal control over financial reporting. The restatement was undertaken to properly reflect an obligation after further consultation with our independent auditors. We believe that the research engaged in by us and our auditors regarding the obligation has resulted in effective controls and procedures.

Index

Moreover, we have implemented measures as part of our internal controls to determine and ensure that information required to be disclosed in reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act; (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity. Management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008; however, we do not currently have an audit committee and management recognizes this a material weakness which affect our internal control over financial reporting, management intend to remediate such material weakness before the end of the fiscal year 2009.”

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

Index

	Year Ended September 30,
	2008	2007
Audit Fees	$ 42,022	$80,375 (1) (2)
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$42,022	$80,375

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

Index

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

PLAYBOX (US) INC.

Date: June 9, 2009	By:	/s/ GIDEON JUNG
Gideon Jung,President/Chief
Executive Officer

PLAYBOX (US) INC.

Date: June 9, 2009	By:	/s/ GIDEON JUNG
Gideon Jung, Treasurer/Chief
Financial Officer

Index