Form 10-Q/A
period 2008-12-31
PLAYBOX (US) INC.
filed 2009-06-17
CIK 1365359

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No.1

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

Suite 13-00, 14 Robinson Road Far East Finance Building Singaport, 048545 (Address of principal executive offices)

65-6491-5497 (Issuer’s telephone number)
n/a (Address of prior principal executive offices if changed from last filing)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X  ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 12, 2009
Common Stock, $0.001	54,186,299

Explanatory Note: We are filing this first amendment to our quarterly report on Form 10-Q for the three months ended December 31, 2008 to restate our consolidated financial statements for the three months then ended in response to a comment letter from SEC. The restatements were necessary because the Company:
a)	did not properly account for share-based compensation as required by FAS123R, and
b)	included the effects of certain share issuances in the Statement of Cash Flows when these items had no effect on cash.

The effects of the restatement are as follows:
•	Amendment to the Income Statement to expense share-based compensation on the date of issuance thereby increasing net loss by $ 698,000
•	Amendment to the Balance Sheet to eliminate a Prepaid Asset of $698,000
•	Amendment to the Statement of Cash Flows to reflect the above changes as well as to remove certain items that did not affect cash

No attempt has been made in this Form 10-Q/A to update disclosures presented in the original Form 10-Q as filed except those affected by the restatement. Furthermore, this Form 10-Q/A does not reflect events occurring after the original filing except as disclosed in the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PLAYBOX (US) INC.

Form 10-Q

Part 1	FINANCIAL INFORMATION

Item 1	Financial Statements	5
	Balance Sheets
	Statements of Operations
	Statements of Cash Flows
	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	26

PART I

ITEM 1. FINANCIAL STATEMENTS

Playbox (US) Inc.
(A Development Stage Company)
Consolidated Balance Sheets
UNAUDITED
	As of	As of
	December 31, 2008	September 30, 2008
	(restated)
ASSETS

Current Assets
Cash of Continuing Operations	$382	$382
Cash of Discontinued Operations	4,749	4,749
Total Cash	5,131	5,131
Other Current assets - Discontinued Operations	1,391	1,391
Total Current Assets	6,522	6,522

Equipment, net of depreciation	0	0

TOTAL ASSETS	6,522	6,522

LIABILITIES
Current Liabilities
Accounts payable	$52,934	$49,636
Accrued liabilities	2,250	4,500
Due to Related Parties	44,958	323,858
Amounts owing pursuant to agreement for acquisition of Delta Music Limited	144,790	181,750
Current Liabilities - Discontinued Operations	64,217	64,217
Total Current Liabilities	309,149	623,961

Long Term Liabilities
Loans Payable	0	0
Total Long Term Liabilites	0	0

	309,149	623,961
STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred Stock
Authorized: 5,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 100,000,000 common shares with $0.001 par value
Issued: 54,186,299 (December 31, 2008)	54,186	29,663
29,663,293 (September 30, 2008)
Obligation to issue shares	0	2,000
Additional paid-in capital	4,090,609	3,105,212
Accumulated Comprehensive Loss	45,867	5,847
Deficit - Accumulated during the development stage	(4,493,289)	(3,760,161)
	(302,626)	(617,439)
	$6,522	$6,522

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Operations
UNAUDITED
			Cumulative
			From
	For the Three	For the Three	Incorporation
	Months Ended	Months Ended	May 2, 2003
	December 31, 2008	December 31, 2007	to
	(restated)		December 31, 2008

General and Administrative Expenses
Accounting and auditing	1,500	22,030	267,758
Bank Charges	62	228	1,996
Consulting fees	360,000	30,677	627,004
Depreciation	0	0	1,887
Development	0	0	228,692
Filing fees	0	0	10,042
Intellectual properties	0	0	2,500,000
Investor relations	0	0	18,000
Legal	9,750	17,724	130,777
Marketing	0	0	38,838
Office & Miscellaneous	0	0	13,990
Salaries & Benefits	360,000	4,161	574,811
Transfer agent fees	1,816	0	6,625
Travel & Entertainment	-	0	4,038
Total General and Administrative Expenses	733,128	74,819	4,424,459
	(733,128)	(74,819)	(4,424,459)
Income (loss) from Continuing Operations
Income (loss) from Discontinued Operations	0	(4,334)	(61,924)
Other Income (Expense)
Foreign exchange gain (loss)	0	(1,305)	(7,786)
Interest income	0	0	881
Loss for the period	$(733,128)	$(80,458)	$(4,493,288)
	$-0.02	$(0.00)
Loss per Share – Basic and Diluted
	42,239,263	28,845,139
Weighted Average Shares Outstanding

Comprehensive Loss
Net Loss	(733,128)	(80,458)	(4,493,288)
Gain (loss) on foreign exchange translation	40,020	12,073	45,867
Total Comprehensive Loss	(693,108)	(68,385)	(4,447,421)

The accompanying notes are an integral part of these consolidated financials statements.

Playbox (US) Inc.
(A Development Stage Company)
Statements of Cash Flow
UNAUDITED
	For the Three Months Ended December 31, 2008 (restated)	For the Three Months Ended December 31, 2007	Cumulative from Incorporation May 2, 2003 to December 31, 2008
Operating
Net Loss	$(733,128)	$(80,458)	$(4,493,288)
Items not involving cash:
Depreciation	-	-	1,887
Shares issued for consulting services	360,000	-	416,085
Shares issued for director's salaries	360,000	-	360,000
Shares for intellectual properties	-	-	2,500,000
Shares issued for settlement of debt	-	-	31,975
Changes in non-cash working capital items:
Accounts payable	3,298	43,909	52,934
Accrued liabilities	(2,250)	(15,332)	11,250
Amounts owing pursuant to agreement for acquisition of Delta Music Limited		-	181,750
Effects of accounts receivable in discontinued operation	-	(250)	(1,391)
Effects of accounts payable in discontinued operation	-	(5,370)	(15,532)
Effects of accrued liabilities in discontinued operations	-	(200)	(8,321)
Effects of amounts owing to related parties in discontinued operations	-	1,448	185,697
Net cash flows provided by (used in) operations	(12,080)	(56,254)	(776,954)

Investing
Cash acquired in purchase of Playbox Media Limited	-	-	130,626
Acquisition of property and equipment	-	-	(1,887)
Net cash flows from investing activities	0	0	128,739

Financing
Due to Boyd Holdings Inc.	-	-	32,170
Due to related parties	9,062	34,838	323,920
Loan payable	-	7,710	-
Share issuances for cash	-	-	288,393
Net cash flows from financing activities	9,062	42,548	644,483

Effect of exchange rate changes	3,018	12,073	8,865

Change in Cash	0.00	(1,633)	5,131
Cash - Beginning	5,131	5,909	0
Cash – Ending	$5,131	$4,276	$5,131
Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

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
	a)	On April 21, 2008, the Company received $100,000 (GBP 49,192), from an unrelated party, for 2,000,000 common shares at $0.05 per share. These shares were issued on October 2, 2008.
	b)	On October 15, 2008, the Company issued 700,000 common shares at $0.09 per share in full settlement of a $63,000 debt to Henry Maloney, a former director of the Company.
	c)	On November 15, 2008, the Company issued 7,200,000 common shares at $0.05 per share as prepayment of director’s fees pursuant to a director’s fee agreement with Gideon Jung.
	d)	On November 19, 2008, the Company issued 5,623,008 common shares at $0.04 per share in full settlement of a $224,920 debt to Debondo Capital Ltd., a former related party.
	e)	On November 25, 2008, the Company issued 9,000,000 common shares at $0.04 per share as prepayment of consulting fees pursuant to consulting agreement with Jabeco Inc.

8.	Wind-up of UK Subsidiary

Because the Company has had a history of accumulating debt through its UK subsidiary, the Company’s Board of Directors determined that it was in the best interests of the Company to wind-up the UK subsidiary.  An effective date of July 1, 2008 was set by the Board.

The following table summarizes the net assets disposed of and accounted for in these financials as discontinued operations:

Assets
Cash	4,749
Accounts Receivable	1,391
Total Assets Disposed of	$6,140

Liabilities
Accounts Payable	37,043
Accrued Liabilities	541
Due to related parties	26,633
Total Liabilities disposed of	$64,217

Net Liabilities disposed of	$58,077

9.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2008, the Company has an accumulated deficit of $4,493,289 and has incurred an accumulated operating cash flow deficit of $776,954 since incorporation. The Company intends to continue funding operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.
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

10.	Subsequent Events
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

Three Month Period Ended December 31, 2008 Compared to Three Month Period Ended December 31, 2007.

Our loss for the three month period ended December 31, 2008 was ($733,128) compared to a loss of ($80,458) during the three month period ended December 31, 2007. This significant increase was as result of stock issuances for Salaries and Consulting Fees. During the three month periods ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During the three month period ended December 31, 2008, there was a decrease in accounting and auditing fees directly resulting from a change of auditor and legal counsel during this year.

Losses from discontinued operations decreased from of ($4,334) during the three month period ended December 31, 2007 to $-0- as the discounted operating were wound up prior to this current quarter. Foreign exchange loss decreased from ($1,305) to during the three month period ended December 31, 2007 to $-0- as the foreign exchange transaction were incurred in the discontinued operation and with our former auditor and legal counsel.

The weighted average number of shares outstanding was 42,239,263 for the three month period ended December 31, 2008 compared to 28,845,139 for the three month period ended December 31, 2007 as a result of new issuance related to payment for salaries and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended December 31, 2008

As at the three month period ended December 31, 2008, our current assets were $6,522 and our current liabilities were $309,149, which resulted in a working capital deficiency of 302,627. As at the three month period ended December 31, 2008, current assets were comprised of $382 in cash. The balance of the assets were the effects of discontinued operations. As at the three month period ended December 31, 2008, current liabilities were comprised of payables, accrued liabilities, and amounts due to related parties, and amounts owing pursuant to agreement for acquisition of Delta Music Limited, a United Kingdom company (“Delta Music”). See “Material Commitments – Delta Music Limited.”  The balance of the liabilities were the effects of the discontinued operations.

As at the three month period ended December 31, 2008, our total liabilities were $309,149 comprised entirely of current liabilities. The decrease in liabilities during the three month period ended December 31, 2008 from fiscal year ended September 30, 2008 was primarily due to the decrease in amounts due to related parties through the issuance of stock in settlement of those debts.

Stockholders’ equity (deficit) increased from ($617,439) for fiscal year ended September 30, 2008 to ($302,626) for the three month period ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended December 31, 2008, net cash flows provided by operating activities was ($12,080) resulting primarily from changes to payables and accrued liabilities.

For the three month period ended December 31, 2007, net cash flows used in operating activities was ($56,254) resulting primarily from changes to payables, accrued liabilities, and the affects from discontinued operations.

Cash Flows from Investing Activities

For the three month periods ended December 31, 2008 and December 31, 2007, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt instruments. For the three month period ended December 31, 2008, net cash flows from financing activities was $9,062 compared to net cash flows from financing activities of $42,548 for the three month period ended December 31, 2007.

We expect that working capital requirements will continue to be funded through further issuances of securities and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

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

ITEM IV. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements were being undertaken.

The restatement of our financial statements for the quarters ended March 31, 2008 and June 30, 2008 was undertaken to properly reflect an obligation after consultation with our independent auditors and legal counsel. We believe that this research regarding the obligation showed a misunderstanding of the timing and nature of the obligation rather than a material weakness in our internal control over financial reporting.

Therefore, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Nevertheless, we have implemented measures as part of our internal controls to determine and ensure that information required to be disclosed in reports filed under the exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms including, but not limited to, the following: (i) documentation of processes, performing testing and reviewing our internal control over financial reporting in connection with our assessment under Section 404 of the Sarbanes-Oxley Act; (ii) evaluation and implementation of improvements to our accounting and management information systems; and (iii) development and implementation of a remediation plan to address any perceived deficiencies identified in our internal control over financial reporting. The costs of these additional measures did not have a material impact on our future results or operations liquidity.

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

PRIVATE OFFERING

On October 2, 2008, we issued to the Investor an aggregate of 2,000,000 shares of our restricted common stock pursuant to a private placement offering (the “Private Placement”) with a certain non-United States resident (the “Investor”) dated April 21, 2008. In accordance with the terms and provisions of the Private Placement, the Investor was to receive 2,000,000 shares of the company at a price of $0.05 per share for aggregate proceeds of $100,000.  The funds were received by the Company on April 21, 2008 but the shares were not issued until October 2, 2008

The shares under the Private Placement were sold to one non-United States Investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

31.2           Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934
             Rule 13a-14(a) or 15d-14(a).

32.1           Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-
14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayBox (US) Inc.

Date: June 12, 2009	By:	/s/ Gideon Jung
Gideon Jung, President and
Chief Executive Officer

Company Name

Date: June 12, 2009	By:	/s/ Gideon Jung
Gideon Jung, Chief Financial Officer
T